Form 10-Q
period 1996-03-31
CAPITAL HOLDINGS INC
filed 1996-05-15
CIK 837858

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended MARCH 31, 1996

                         COMMISSION FILE NUMBER 33-46573

                             CAPITAL HOLDINGS, INC.

             (Exact name of registrant as specified in its Charter)

         OHIO                                           34-1588902
         ----                                           ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                     5520 MONROE STREET, SYLVANIA, OH 43560
                     --------------------------------------
              (Address of principal executive offices and zip code)

                                 (419) 885-7379
                                 --------------
               Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1) YES    X        (2) NO
                         ----------         -------------

As of March 31, 1996, there were 1,777,727 shares of common stock outstanding.

                             CAPITAL HOLDINGS, INC.

                                      INDEX

                                                                                                     PAGE NUMBER
                                                                                                     -----------

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.           Financial Statements (Unaudited):

                  Consolidated balance sheets
                           March 31, 1996 and December 31, 1995                                            3

                  Consolidated statements of income
                           Three months ended March 31, 1996 and 1995                                      4

                  Consolidated statement of shareholders' equity
                           Three months ended March 31, 1996 and 1995                                      5

                  Consolidated statements of cash flows
                           Three months ended March 31, 1996 and 1995                                      6

                  Notes to consolidated financial statements                                               7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                            8 - 9




PART II.  OTHER INFORMATION                                                                               10

SIGNATURES                                                                                                11

                             CAPITAL HOLDINGS, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                    MARCH 31       DECEMBER 31
                                                                                     1996             1995
                                                                                 -------------    -------------

      ASSETS

          Cash and due from banks                                                $ 12,722,798     $ 13,047,891
          Federal funds sold
                                                                                 -------------    -------------
          Total cash and cash equivalents                                          12,722,798       13,047,891

          Investment Securities Available for sale, at fair value                 144,798,517      140,626,604

          Loans                                                                   328,712,547      324,788,467
               Less: Allowance for credit losses                                    5,170,000        4,960,000
                                                                                 -------------    -------------
          Net loans                                                               323,542,547      319,828,467

          Bank premises and equipment                                               4,462,936        4,483,154
          Interest receivable and other assets                                      6,720,820        5,184,311
                                                                                 -------------    -------------
      Total Assets                                                               $492,247,618     $483,170,427
                                                                                 =============    =============

      LIABILITIES AND SHAREHOLDERS' EQUITY

          Deposits:

               Interest bearing                                                  $378,541,255     $368,109,187
               Noninterest bearing                                                 30,812,739       39,512,336
                                                                                 -------------    -------------
          Total deposits                                                          409,353,994      407,621,523

          Short-term borrowings                                                    41,838,485       35,202,708
          Interest payable and other liabilities                                    4,692,894        4,210,134
                                                                                 -------------    -------------
      Total Liabilities                                                           455,885,373      447,034,365

      SHAREHOLDERS' EQUITY

          Common stock, no par value, $.50 stated value;
               3,000,000 shares authorized and 1,777,727 shares
               issued and outstanding (1,777,727 in 1994)                             888,864          888,864
          Capital in excess of stated value                                        27,136,543       27,136,543
          Retained earnings                                                         8,244,370        6,878,138
          Unrealized net holding gains (losses) on securities available for sale       92,468        1,232,517
                                                                                 -------------    -------------
      Total Shareholders' Equity                                                   36,362,245       36,136,062
                                                                                 -------------    -------------
      Total Liabilities and Shareholders' Equity                                 $492,247,618     $483,170,427
                                                                                 =============    =============

      See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                  THREE MONTHS ENDED

                                                                                        MARCH 31
                                                                             1996                    1995
                                                                     -------------------     -------------------
Interest income:

       Loans, including fees                                                 $7,135,601              $5,672,660
       Securities                                                             2,219,276               2,462,518
       Federal funds sold                                                         8,209                  15,893
                                                                     -------------------     -------------------
Total interest income                                                         9,363,086               8,151,071

Interest expense:

       Deposits                                                               4,825,083               4,224,681
       Short-term borrowings                                                    504,795                 376,373
                                                                     -------------------     -------------------
Total interest expense                                                        5,329,878               4,601,054

Net interest income                                                           4,033,208               3,550,017

Provision for credit losses                                                     210,000                 270,000
                                                                     -------------------     -------------------
Net interest income after provision for credit losses                         3,823,208               3,280,017

Other income:

       Securities gains, net                                                     26,523                  11,426
       Other                                                                    200,308                 183,782
                                                                     -------------------     -------------------
Total other income                                                              226,831                 195,208

Other expenses:

       Salaries and employee benefits                                         1,071,655                 915,186
       FDIC premiums                                                                500                 198,228
       Equipment                                                                 99,606                  93,056
       Taxes other than income                                                  132,000                 103,900
       Courier services                                                         116,430                  59,157
       Net occupancy                                                             35,565                  31,688
       Other                                                                    577,051                 506,623
                                                                     -------------------     -------------------
Total other expenses                                                          2,032,807               1,907,838

Income before provision for federal income tax                                2,017,232               1,567,387

Provision for federal income tax                                                651,000                 502,000
                                                                     -------------------     -------------------

Net income                                                                   $1,366,232              $1,065,387
                                                                     ===================     ===================

Net income per share                                                              $0.75                   $0.59
                                                                     ===================     ===================

Average number of common shares and

   common stock equivalents outstanding                                       1,830,881               1,819,307
                                                                     ===================     ===================


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995



                                                      COMMON STOCK          CAPITAL IN                 UNREALIZED        TOTAL
                                                   --------------------     EXCESS OF      RETAINED    NET HOLDING    SHAREHOLDERS'
                                                   SHARES      AMOUNT      STATED VALUE    EARNINGS   GAINS/(LOSSES)   EQUITY
                                                   ---------  ---------- ---------------------------------------------------------

Balance at December 31, 1995                       1,777,727  $888,864      $27,136,543  $6,878,138   $1,232,517       $36,136,062

Net income                                                                                1,366,232                    $ 1,366,232

Change in unrealized gains and (losses), net of tax                                                   (1,140,049)      ($1,140,049)

                                                   -------------------------------------------------------------------------------
Balance at March 31, 1996                          1,777,727  $888,864      $27,136,543  $8,244,370   $   92,468       $36,362,245
                                                   ===============================================================================

Balance at December 31, 1994                       1,663,433  $831,717      $23,953,756  $4,852,695  ($2,073,575)      $27,564,593

Net income                                                                                1,065,387                    $ 1,065,387

Change in unrealized gains and (losses), net of tax                                                    1,375,410       $ 1,375,410

                                                   -------------------------------------------------------------------------------
Balance at March 31, 1995                          1,663,433  $831,717      $23,953,756  $5,918,082    ($698,165)      $30,005,390
                                                   ===============================================================================



See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             THREE MONTHS ENDED

                                                                                                  MARCH 31

                                                                                    1996                         1995
                                                                           ------------------------     ------------------------

OPERATING ACTIVITIES:

    Net Income                                                                         $ 1,366,232                  $ 1,065,387
    Adjustments to reconcile net income to net
       cash provided by operating activities:

            Provision for credit losses                                                    210,000                      270,000
            Depreciation and amortization                                                   73,397                       71,963
            Amortization and accretion of security premiums and discounts                  (10,243)                     (24,684)
            Gain on sale of securities                                                     (26,522)                     (11,426)
            Deferred income taxes                                                          (71,400)                     (91,800)
            Changes in assets and liabilities:

                 Increase in interest receivable and other assets                         (877,813)                  (1,366,011)
                 Increase in interest payable and other liabilities                        482,760                      387,044
                                                                           ------------------------     ------------------------
    Total adjustments                                                                     (219,821)                    (764,914)
                                                                           ------------------------     ------------------------
    Net cash provided by operating activities                                            1,146,411                      300,473

INVESTING ACTIVITIES:

    Purchase of securities available for sale                                          (29,429,089)                     (39,550)
    Net increase in loans                                                               (3,924,080)                 (16,211,263)
    Purchase of bank premises and equipment                                                (53,179)                     (54,278)
    Proceeds from maturities of securities held to maturity                                     --                      505,449
    Proceeds from maturities of securities available for sale                              546,299                           --
    Proceeds from sales of securities available for sale                                23,020,297                    5,995,625
                                                                           ------------------------     ------------------------
    Net cash used in investing activities                                               (9,839,752)                  (9,804,017)

FINANCING ACTIVITIES:

    Net increase in deposits                                                             1,732,471                   14,312,323
    Net increase (decrease) in short-term borrowings                                     6,635,777                     (118,094)
    Issuance of common stock
    Dividends paid on fractional shares
                                                                           ------------------------     ------------------------
    Net cash provided by financing activities                                            8,368,248                   14,194,229
                                                                           ------------------------     ------------------------

(Decrease) increase in cash and cash equivalents                                          (325,093)                   4,690,685
Cash and cash equivalents at beginning of period                                        13,047,891                   10,846,733
                                                                           ------------------------     ------------------------
Cash and cash equivalents at end of period                                             $12,722,798                  $15,537,418
                                                                           ========================     ========================

Supplemental disclosures:

    Interest paid                                                                      $ 5,284,996                  $ 4,601,054
    Income taxes paid                                                                  $   150,000                  $   150,000


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                   (UNAUDITED)

BASIS OF PRESENTATION
- ---------------------

The unaudited consolidated financial statements include the accounts of Capital Holdings, Inc. (the Company) and its wholly owned subsidiaries, Capital Bank, N.A. (the Bank) and CBNA Building Company, which is a real estate subsidiary that owns and leases to the Bank, its only operating facility.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For further information refer to the consolidated financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Net income per share has been computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, after giving retroactive effect to a six percent stock dividend issued during 1995.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at March 31, 1996 was $97,754,000 and $9,205,000, respectively, compared to $83,534,000 and $8,657,000, respectively, at December 31, 1995. Management does not anticipate any significant losses as a result of these commitments.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its seventh year of operation. For the three months ended March 31, 1996, the Bank experienced nominal growth in net deposits, which is typical of first quarter growth in previous years. Deposits increased $1,732,000 or .4% during the first quarter of 1996.

Loan growth for the first quarter of 1996 was $3,924,000 or 1.2%. The allowance for credit losses at March 31, 1996, was $5,170,000 compared to $4,960,000 at December 31, 1995. The Bank had no write offs during the three months ended March 31, 1996, and has nonperforming loans of less than 1% of total loans at March 31, 1996. Management considers the allowance to be adequate at this time. At March 31, 1996, the Bank had no impaired loans. Effective January 1, 1995, the Company adopted the provisions of Financial Accounting Standards Board Statements No. 114 and No. 118 (FAS No. 114 and FAS No. 118), which relate to accounting by creditors for loan impairment. The impact of these new pronouncements was not material to the Company.

Securities available for sale totaled $144,799,000 or 29.4% of total assets at March 31, 1996. The Bank continues to maintain very high investment quality with 76.5% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on balance-sheet derivatives. Fair values of the securities available for sale portfolio continue to be above their amortized cost during the first quarter of 1996. However the total market value of the portfolio declined $1,141,000 (net of tax) during the first quarter. This is a reflection of the increase in bond rates on both long and short-term security maturities. During the first quarter, the Company repositioned approximately 16% of the securities portfolio by selling callable and/or short-term maturity securities, and investing in longer maturity securities to take advantage of the increase in rates. The Bank's portfolio has a weighted average life to maturity of approximately 2.2 years.

Consolidated net income for the first quarter of 1996 was $1,366,000 or $.75 per share. This compares to $1,065,000 or $.59 per share for the first quarter of 1995, after giving retroactive effect to a six percent stock dividend issued during 1995. The increase in income before provision for federal income taxes, excluding securities gains, for the three months ended March 31, 1996, represents a 27.1% increase over the same period of 1995. This increase is a direct result of growth in earning assets and careful attention to noninterest expenses. The income tax provision of 32% for the first quarter of 1996 remained the same when compared to the same period last year.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

The net interest margin continues to improve as deposit rates have decreased slightly and the prime lending rate has stabilized. This trend should continue for the next few months.

Other expenses continue to increase as the Bank grows. However, net overhead as a percentage of average assets has decreased from 1.73% for the year ended December 31, 1995, to 1.70% for the three months ended March 31, 1996. Salaries and benefits represent 52.7% of other expenses for the first quarter of 1996 compared to 48.0% for the first quarter of 1995. Salary expense for the three months ended March 31, 1996, increased 17.1% over the same period for 1995. Staff levels have increased from 60 to 72 (full time equivalents) over the past 12 months. Average assets per employee continues to increase to $6,781,000 at March 31, 1996, compared to $6,660,000 at December 31, 1995.

On August 8, 1995, The Federal Deposit Insurance Corporation (FDIC) voted to reduce the premiums banks pay on deposits. The Bank's 1996 assessment rate is zero; however, the FDIC has mandated that Bank's with a zero assessment rate must pay a minimum semiannual assessment of $1,000.

The Tier I Capital ratio was 10.09%, the Total Capital ratio was 11.56%, and the Leverage ratio was 7.37% at March 31, 1996, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements.

Shareholders equity has continued to increase from retained earnings of net income. The $1.1 million negative change in the unrealized gain on the securities available for sale portfolio, net of tax, for the first quarter of 1996, is due to the relative short average life of the bond portfolio and the rising rates in the bond market for both short and long-term security maturities.

                             CAPITAL HOLDINGS, INC.

PART II.  OTHER INFORMATION
- ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.)  Exhibits

          Exhibit 27 - Financial Data Schedule

     b.)  Reports on Form 8-K

          No exhibits or reports on Form 8-K were filed for the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAPITAL HOLDINGS, INC.



Date 5/3/96                         /s/ Michael P. Killian
    ------------------             --------------------------------------------
                                   Michael P. Killian, Chief Financial Officer,
                                   Senior Vice President