Form 10-Q
period 1996-06-30
CAPITAL HOLDINGS INC
filed 1996-08-12
CIK 837858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended JUNE 30, 1996

                         COMMISSION FILE NUMBER 33-46573
                                                --------



                             CAPITAL HOLDINGS, INC.
                             ----------------------
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



                                 (419) 885-7379
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1) YES    X        (2) NO
                           -----              -----

As of June 30, 1996, there were 1,884,051 shares of common stock outstanding.

                             CAPITAL HOLDINGS, INC.

                                      INDEX




                                                                                                    PAGE NUMBER
                                                                                                    -----------
PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1.           Financial Statements (Unaudited):

                  Consolidated balance sheets
                           June 30, 1996 and December 31, 1995                                            3

                  Consolidated statements of income
                           Three months ended June 30, 1996 and 1995;
                           Six months ended June 30, 1996 and 1995                                        4

                  Consolidated statement of shareholders' equity
                           Six months ended June 30, 1996 and 1995                                        5

                  Consolidated statements of cash flows
                           Six months ended June 30, 1996 and 1995                                        6

                  Notes to consolidated financial statements                                              7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                               8 - 9




PART II.  OTHER INFORMATION                                                                               10
- ---------------------------



SIGNATURES                                                                                                11
- ----------

                             CAPITAL HOLDINGS, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                              JUNE 30       DECEMBER 31
                                                                                1996            1995
                                                                           -------------    ------------
ASSETS
  Cash and due from banks                                                  $  13,545,197    $ 13,047,891
  Federal funds sold                                                           1,000,000              --
                                                                           -------------    ------------
  Total cash and cash equivalents                                             14,545,197      13,047,891

  Investment Securities Available for sale, at fair value                    149,876,618     140,626,604

  Loans                                                                      333,465,000     324,788,467
  Less: Allowance for credit losses                                            5,400,000       4,960,000
                                                                           -------------    ------------
  Net loans                                                                  328,065,000     319,828,467

  Bank premises and equipment                                                  4,432,516       4,483,154
  Interest receivable and other assets                                         7,204,322       5,184,311
                                                                           -------------    ------------
Total Assets                                                               $ 504,123,653    $483,170,427
                                                                           =============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Interest bearing                                                       $ 395,761,577    $368,109,187
    Noninterest bearing                                                       34,772,229      39,512,336
                                                                           -------------    ------------
  Total deposits                                                             430,533,806     407,621,523

  Short-term borrowings                                                       31,355,031      35,202,708
  Interest payable and other liabilities                                       6,011,663       4,210,134
                                                                           -------------    ------------
Total Liabilities                                                            467,900,500     447,034,365

SHAREHOLDERS' EQUITY
  Common stock, no par value, $.50 stated value;
    3,000,000 shares authorized and 1,884,051 shares
    issued and outstanding (1,777,727 in 1994)                                   942,025         888,864
  Capital in excess of stated value                                           30,459,168      27,136,543
  Retained earnings                                                            6,319,030       6,878,138
  Unrealized net holding gains (losses) on securities available for sale      (1,497,070)      1,232,517
                                                                           -------------    ------------
Total Shareholders' Equity                                                    36,223,153      36,136,062
                                                                           -------------    ------------
Total Liabilities and Shareholders' Equity                                 $ 504,123,653    $483,170,427
                                                                           =============    ============

See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30                     JUNE 30
                                                           1996         1995          1996          1995
                                                        ----------   ----------   -----------   -----------
Interest income:
   Loans, including fees                                $7,269,067   $6,226,890   $14,404,668   $11,899,550
   Securities                                            2,326,313    2,267,845     4,545,589     4,730,363
   Federal funds sold                                       46,869       90,813        55,078       106,706
                                                        ----------   ----------   -----------   -----------
Total interest income                                    9,642,249    8,585,548    19,005,335    16,736,619

Interest expense:
   Deposits                                              4,884,358    4,581,359     9,709,441     8,806,040
   Short-term borrowings                                   455,548      401,350       960,343       777,723
                                                        ----------   ----------   -----------   -----------
Total interest expense                                   5,339,906    4,982,709    10,669,784     9,583,763

Net interest income                                      4,302,343    3,602,839     8,335,551     7,152,856

Provision for credit losses                                230,000      240,000       440,000       510,000
                                                        ----------   ----------   -----------   -----------
Net interest income after provision for credit losses    4,072,343    3,362,839     7,895,551     6,642,856

Other income:
   Securities gains, net                                     1,403       69,759        27,926        81,185
   Other                                                   237,668      164,514       437,976       348,296
                                                        ----------   ----------   -----------   -----------
Total other income                                         239,071      234,273       465,902       429,481

Other expenses:
   Salaries and employee benefits                        1,127,684      938,029     2,199,339     1,853,215
   FDIC premiums                                               500      198,228         1,000       396,456
   Equipment                                               101,421       95,853       201,027       188,909
   Taxes other than income                                 131,900      100,700       263,900       204,600
   Courier services                                        120,664      110,292       237,094       169,449
   Net occupancy                                            37,019       35,667        72,584        67,355
   Other                                                   663,998      480,454     1,241,049       987,080
                                                        ----------   ----------   -----------   -----------
Total other expenses                                     2,183,186    1,959,223     4,215,993     3,867,064

Income before provision for federal income tax           2,128,228    1,637,889     4,145,460     3,205,273

Provision for federal income tax                           667,000      521,000     1,318,000     1,023,000
                                                        ----------   ----------   -----------   -----------

Net income                                              $1,461,228   $1,116,889   $ 2,827,460   $ 2,182,273
                                                        ==========   ==========   ===========   ===========

Net income per share                                         $0.75        $0.61         $1.46         $1.20
                                                        ==========   ==========   ===========   ===========

Average number of common shares and
   common stock equivalents outstanding                  1,940,695    1,819,268     1,940,714     1,819,287
                                                        ==========   ==========   ===========   ===========


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                         COMMON STOCK          CAPITAL IN                  UNREALIZED        TOTAL
                                   ------------------------    EXCESS OF      RETAINED     NET HOLDING   SHAREHOLDERS'
                                     SHARES         AMOUNT    STATED VALUE    EARNINGS    GAINS/(LOSSES)    EQUITY
                                   ----------      --------   -------------   ----------  -------------- -------------
Balance at December 31, 1995       1,777,727       $888,864     $27,136,543   $6,878,138     $1,232,517    $36,136,062

Net income                                                                     2,827,460                    $2,827,460

Change in unrealized gains and
  (losses), net of tax                                                                       (2,729,587)   ($2,729,587)

6% Stock Dividend                    106,324         53,161       3,322,625   (3,386,568)                     ($10,782)
                                   -----------------------------------------------------------------------------------
Balance at June 30, 1996           1,884,051       $942,025     $30,459,168   $6,319,030     $1,497,070    $36,223,153
                                   ===================================================================================







Balance at December 31, 1994       1,663,433       $831,717     $23,953,756   $4,852,695     $2,073,575    $27,564,593

Net income                                                                     2,182,273                    $2,182,273

Change in unrealized gains and
  (losses), net of tax                                                                        2,572,388     $2,572,388

6% Stock Dividend                     99,455         49,727       2,759,876   (2,819,518)                      ($9,915)
                                   -----------------------------------------------------------------------------------
Balance at June 30, 1995           1,762,888       $881,444     $26,713,632   $4,215,450       $498,813    $32,309,339
                                   ===================================================================================


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30
                                                                          1996            1995
                                                                      ------------    ------------
OPERATING ACTIVITIES:
  Net Income                                                            $2,827,460      $2,182,273
  Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for credit losses                                          440,000         510,000
      Depreciation and amortization                                        147,554         145,995
      Amortization and accretion of security premiums and discounts        (18,895)        (45,544)
      Gain on sale of securities                                           (27,926)        (81,185)
      Deferred income taxes                                               (149,600)       (173,400)
      Changes in assets and liabilities:
        Increase in interest receivable and other assets                  (464,261)       (248,440)
        Increase in interest payable and other liabilities               1,801,529         769,279
                                                                      ------------    ------------
  Total adjustments                                                      1,728,401         876,705
                                                                      ------------    ------------
  Net cash provided by operating activities                              4,555,861       3,058,978

INVESTING ACTIVITIES:
  Purchase of securities available for sale                            (42,421,478)     (9,561,046)
  Purchase of securities held to maturity                                       --        (980,000)
  Net increase in loans                                                 (8,676,533)    (30,340,844)
  Purchase of bank premises and equipment                                  (96,916)       (128,004)
  Proceeds from maturities of securities held to maturity                       --       2,279,269
  Proceeds from maturities of securities available for sale              2,066,156              --
  Proceeds from sales of securities available for sale                  27,016,392      30,044,038
                                                                      ------------    ------------
  Net cash used in investing activities                                (22,112,379)     (8,686,587)

FINANCING ACTIVITIES:
  Net increase in deposits                                              22,912,283      18,880,462
  Net decrease in short-term borrowings                                 (3,847,677)     (4,827,583)
  Dividends paid on fractional shares                                      (10,782)         (9,915)
                                                                      ------------    ------------
  Net cash provided by financing activities                             19,053,824      14,042,964
                                                                      ------------    ------------

(Decrease) increase in cash and cash equivalents                         1,497,306       8,415,355
Cash and cash equivalents at beginning of period                        13,047,891      10,846,733
                                                                      ------------    ------------
Cash and cash equivalents at end of period                             $14,545,197     $19,262,088
                                                                      ============    ============

Supplemental disclosures:
  Interest paid                                                        $10,567,581      $9,583,763
  Income taxes paid                                                     $1,500,000      $1,275,000


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

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

Net income per share has been computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, after giving retroactive effect to a six percent stock dividend issued during June 1996 and June 1995.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at June 30, 1996 was $121,231,000 and $9,088,000, respectively, compared to $83,534,000 and $8,657,000, respectively, at December 31, 1995. The increase in loan commitments is due to owner-occupied real estate construction to take place within the next twelve months. Management does not anticipate any significant losses as a result of these commitments.

                             CAPITAL HOLDINGS, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




The Company's primary asset is its subsidiary bank, which is in its seventh year of operation. During the second quarter and for the six months ended June 30, 1996, the Bank experienced moderate growth in net deposits. Deposits increased $21,180,000 or 5.2% for the second quarter and $22,912,000 or 5.6% during the first half of 1996.

Loan growth for the second quarter was $4,752,000 or 1.4% and $8,677,000 or 2.7% for the first half of 1996. The allowance for credit losses at June 30, 1996, was $5,400,000 compared to $4,960,000 at December 31, 1995. The Bank had no write offs during the first half of 1996, and has nonperforming loans of less than 1% of total loans at June 30, 1996. Management considers the allowance to be adequate at this time. At June 30, 1996, the Bank had no impaired loans. Effective January 1, 1995, the Company adopted the provisions of Financial Accounting Standards Board Statements No. 114 and No. 118 (FAS No. 114 and FAS No. 118), which relate to accounting by creditors for loan impairment. The impact of these new pronouncements was not material to the Company.

Securities available for sale totaled $149,877,000 or 29.7% of total assets at June 30, 1996. The Bank continues to maintain very high investment quality with 77.9% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on or off balance-sheet derivatives. Fair values of the securities available for sale portfolio dropped below their amortized cost during the second quarter of 1996. The total market value of the portfolio declined $1,590,000 (net of tax) during the second quarter. This is a reflection of the increase in bond rates on both long and short-term security maturities. During the first half of 1996, the Company repositioned approximately 16% of the securities portfolio by selling callable and/or short-term maturity securities, and investing in longer maturity securities to take advantage of the increase in rates. The Bank's portfolio has a weighted average life to maturity of approximately 2.1 years.

Consolidated net income for the second quarter of 1996 was $1,461,000 or $.75 per share, and $2,827,000 or $1.46 per share for the first half of 1996, after giving retroactive effect to a six percent stock dividend issued during June 1996. This compares to $1,117,000 or $.61 per share for the second quarter of 1995, and $2,182,000 or $1.20 per share for the first half of 1995, after giving retroactive effect to a six percent stock dividend issued during June 1995. The increase in income before provision for federal income taxes, excluding securities gains, for the first half of 1996, represents a 33.2% increase over the same period of 1995. This increase is a direct result of growth in earning assets and careful attention to noninterest expenses. The income tax provision of 32% for the first half of 1996 remained the same when compared to the same period last year.

                             CAPITAL HOLDINGS, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The net interest margin continues to improve as deposit rates have decreased slightly and the prime lending rate has stabilized. This trend should continue for the next few months, however the repricing of maturing deposits will level off and so should the net interest margin improvements.

Other expenses continue to increase as the Bank grows. Net overhead as a percentage of average assets has increased only slightly from 1.73% for the year ended December 31, 1995, to 1.74% for the first half of 1996. Salaries and benefits represent 51.7% of other expenses for the second quarter of 1996 compared to 47.9% for the second quarter of 1995. Salary expense for the first half of 1996, increased 18.7% over the same period for 1995. Staff levels have increased from 67 to 76 (full time equivalents) over the past 12 months. Average assets per employee continues to increase to $6,713,000 at June 30, 1996, compared to $6,660,000 at December 31, 1995.

On August 8, 1995, The Federal Deposit Insurance Corporation (FDIC) voted to reduce the premiums banks pay on deposits. The Bank's 1996 assessment rate is zero; however, the FDIC has mandated that Bank's with a zero assessment rate must pay a minimum semiannual assessment of $1,000.

The Tier I Capital ratio was 10.49%, the Total Capital ratio was 11.74%, and the Leverage ratio was 7.49% at June 30, 1996, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements.

Shareholders equity has continued to increase from retained earnings of net income. The $2.7 million negative change in the unrealized gain on the securities available for sale portfolio, net of tax, for the first half of 1996, is due to the relative short average life of the bond portfolio and the rising rates in the bond market for both short and long-term security maturities.

                             CAPITAL HOLDINGS, INC.




PART II.  OTHER INFORMATION
- ---------------------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held on April 25, 1996, pursuant to the attached Notice of Annual Meeting and Proxy Statement dated March 27, 1996:

         1)       each of the five nominees were elected as directors
                           (1,226,916 votes for and 550,811 votes not voted).

         2) the Capital Holdings, Inc. Nonemployee Director Stock Option Plan was adopted
                           (1,170,455 votes for, 71,831 votes against, 24,525
                           votes abstained and 510,916 votes not voted).

         3) the Capital Holdings, Inc. Incentive Stock Option Plan and amendment of the Capital Holdings, Inc. 1988
                  Incentive Stock Option Plan was adopted
                           (1,242,227 votes for, 1,500 votes against, 23,084
                           votes abstained and 510,916 votes not voted).




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.7     Capital Holdings, Inc. Incentive Stock Option Plan

                  27       Financial Data Schedule

         (b) No reports on Form 8-K were filed for the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               CAPITAL HOLDINGS, INC.



Date 8/6/96                    /s/ Michael P. Killian
     --------------            ---------------------------------------------
                               Michael P. Killian, Chief Financial Officer,
                                        Senior Vice President