Form 10-Q
period 1996-09-30
CAPITAL HOLDINGS INC
filed 1996-11-13
CIK 837858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended SEPTEMBER 30, 1996

                        COMMISSION FILE NUMBER 33-46573
                                               --------

                             CAPITAL HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


            OHIO                                          34-1588902
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                     5520 Monroe Street, Sylvania, Oh 43560
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (419) 885-7379
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     (1) YES [X]  (2) NO [ ]


As of September 30, 1996, there were 1,884,051 shares of common stock outstanding.

                             CAPITAL HOLDINGS, INC.


                                    INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements (Unaudited):

        Consolidated balance sheets
             September 30, 1996 and December 31, 1995                      3

        Consolidated statements of income
             Three months ended September 30, 1996 and 1995;
             Nine months ended September 30, 1996 and 1995                 4

        Consolidated statement of shareholders' equity
             Nine months ended September 30, 1996 and 1995                 5

        Consolidated statements of cash flows
             Nine months ended September 30, 1996 and 1995                 6

        Notes to consolidated financial statements                         7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        8-9


PART II.  OTHER INFORMATION                                               10
---------------------------


SIGNATURES                                                                11
----------


                             CAPITAL HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               SEPTEMBER 30      DECEMBER 31
                                                                   1996             1995
                                                               ------------     ------------
ASSETS
     Cash and due from banks                                   $ 14,801,613     $ 13,047,891
                                                               ------------     ------------
     Total cash and cash equivalents                             14,801,613       13,047,891

     Investment Securities Available for sale,
          at fair value                                         157,956,741      140,626,604

     Loans                                                      354,774,471      324,788,467
          Less: Allowance for credit losses                       5,642,377        4,960,000
     Net loans                                                  349,132,094      319,828,467

     Bank premises and equipment                                  4,421,144        4,483,154
     Interest receivable and other assets                         7,760,289        5,184,311
                                                               ------------     ------------
Total Assets                                                   $534,071,881     $483,170,427
                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Interest bearing                                     $411,502,915     $368,109,187
          Noninterest bearing                                    38,854,233       39,512,336
                                                               ------------     ------------
     Total deposits                                             450,357,148      407,621,523

     Short-term borrowings                                       39,829,330       35,202,708
     Interest payable and other liabilities                       5,264,972        4,210,134
                                                               ------------     ------------
Total Liabilities                                               495,451,450      447,034,365

SHAREHOLDERS' EQUITY
     Common stock, no par value, $.50 stated value;
          3,000,000 shares authorized and 1,884,051 shares
          issued and outstanding (1,777,727 in 1995)                942,025          888,864
     Capital in excess of stated value                           30,459,168       27,136,543
     Retained earnings                                            7,737,802        6,878,138
     Unrealized net holding gains (losses) on securities
          available for sale                                       (518,564)       1,232,517
                                                               ------------     ------------
Total Shareholders' Equity                                       38,620,431       36,136,062
                                                               ------------     ------------
Total Liabilities and Shareholders' Equity                     $534,071,881     $483,170,427
                                                               ============     ============

See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30                  SEPTEMBER 30
                                                              1996           1995           1996           1995
                                                          -----------    -----------    -----------    -----------
Interest income:
     Loans, including fees                                $ 7,591,231    $ 6,568,472    $21,995,899    $18,468,022
     Securities                                             2,499,325      2,150,663      7,044,914      6,881,026
     Federal funds sold                                        20,275         66,909         75,353        173,615
                                                          -----------    -----------    -----------    -----------
Total interest income                                      10,110,831      8,786,044     29,116,166     25,522,663

Interest expense:
     Deposits                                               5,237,378      4,683,196     14,946,819     13,489,236
     Short-term borrowings                                    471,602        406,950      1,431,945      1,184,673
                                                          -----------    -----------    -----------    -----------
Total interest expense                                      5,708,980      5,090,146     16,378,764     14,673,909

Net interest income                                         4,401,851      3,695,898     12,737,402     10,848,754

Provision for credit losses                                   240,000        240,000        680,000        750,000
                                                          -----------    -----------    -----------    -----------
Net interest income after provision for credit losses       4,161,851      3,455,898     12,057,402     10,098,754

Other income:
     Securities (losses)/gains, net                           (83,359)           --         (55,433)        81,185
     Other                                                    272,234        190,707        710,210        539,003
                                                          -----------    -----------    -----------    -----------
Total other income                                            188,875        190,707        654,777        620,188

Other expenses:
     Salaries and employee benefits                         1,182,914      1,008,201      3,382,253      2,861,416
     FDIC premiums                                                500        (17,972)         1,500        378,484
     Equipment                                                104,114         93,458        305,141        282,367
     Taxes other than income                                  137,716         99,374        401,616        303,974
     Courier services                                         121,003        151,588        358,097        321,037
     Net occupancy                                             43,549         47,445        116,133        114,800
     Other                                                    684,158        490,094      1,925,207      1,477,174
                                                          -----------    -----------    -----------    -----------
Total other expenses                                        2,273,954      1,872,188      6,489,947      5,739,252

Income before provision for federal income tax              2,076,772      1,774,417      6,222,232      4,979,690

Provision for federal income tax                              658,000        566,000      1,976,000      1,589,000
                                                          -----------    -----------    -----------    -----------

Net income                                                $ 1,418,772    $ 1,208,417    $ 4,246,232    $ 3,390,690
                                                          ===========    ===========    ===========    ===========

Net income per share                                            $0.73          $0.63    $      2.19    $      1.86
                                                          ===========    ===========    ===========    ===========

Average number of common shares and
     common stock equivalents outstanding                   1,937,205      1,925,005      1,939,536      1,818,193
                                                          ===========    ===========    ===========    ===========

See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  COMMON STOCK         CAPITAL IN                    UNREALIZED         TOTAL
                                             ---------------------     EXCESS OF      RETAINED      NET HOLDING     SHAREHOLDERS'
                                               SHARES      AMOUNT     STATED VALUE    EARNINGS     GAINS/(LOSSES)      EQUITY
                                             ---------    --------    ------------   -----------   --------------   -------------
Balance at December 31, 1995                 1,777,727    $888,864    $27,136,543    $ 6,878,138    $ 1,232,517      $36,136,062

Net income                                                                             4,246,232                     $ 4,246,232

Change in unrealized gains and (losses),
     net of tax                                                                                      (1,751,081)     $(1,751,081)

6% Stock Dividend                              106,324      53,161      3,322,625     (3,386,568)                    $   (10,782)
                                             -----------------------------------------------------------------------------------
Balance at September 30, 1996                1,884,051    $942,025    $30,459,168    $ 7,737,802    $  (518,564)     $38,620,431
                                             ===================================================================================

Balance at December 31, 1994                 1,663,433    $831,717    $23,953,756    $ 4,852,695    $(2,073,575)     $27,564,593

Net income                                                                             3,390,690                     $ 3,390,690

Change in unrealized gains and (losses),
     net of tax                                                                                       2,375,822      $ 2,375,822

6% Stock Dividend                               99,455      49,727      2,759,876     (2,819,518)                        ($9,915)
                                             -----------------------------------------------------------------------------------
Balance at September 30, 1995                1,762,888    $881,444    $26,713,632    $ 5,423,867    $   302,247     $ 33,321,190
                                             ===================================================================================

See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                                 1996              1995
                                                                             ------------      ------------
OPERATING ACTIVITIES:
     Net Income                                                              $  4,246,232      $  3,390,690
     Adjustments to reconcile net income to net
          cash provided by operating activities:
               Provision for credit losses                                        680,000           750,000
               Depreciation and amortization                                      222,222           214,866
               Amortization and accretion of
                    security premiums and discounts                               (36,381)          (74,951)
               Loss (gain) on sale of securities                                   55,434           (81,185)
               Deferred income taxes                                             (231,200)         (255,000)
               Changes in assets and liabilities:
                    Increase in interest receivable
                         and other assets                                      (1,442,709)       (1,153,509)
                    Increase in interest payable
                         and other liabilities                                  1,054,838         1,493,982
                                                                             ------------      ------------
     Total adjustments                                                            302,204           894,203
                                                                             ------------      ------------
     Net cash provided by operating activities                                  4,548,436         4,284,893

INVESTING ACTIVITIES:
     Purchase of securities available for sale                                (57,525,503)      (13,579,428)
     Purchase of securities held to maturity                                           --        (1,094,294)
     Net increase in loans                                                    (29,983,627)      (51,624,083)
     Purchase of bank premises and equipment                                     (160,212)         (853,679)
     Proceeds from maturities of securities held to maturity                           --         2,295,905
     Proceeds from maturities of securities available for sale                  2,090,194                --
     Proceeds from sales of securities available for sale                      35,432,969        30,044,038
                                                                             ------------      ------------
     Net cash used in investing activities                                    (50,146,179)      (34,811,541)

FINANCING ACTIVITIES:
     Net increase in deposits                                                  42,735,625        32,891,393
     Net increase in short-term borrowings                                      4,626,622         2,905,958
     Dividends paid on fractional shares                                          (10,782)           (9,915)
                                                                             ------------      ------------
     Net cash provided by financing activities                                 47,351,465        35,787,436
                                                                             ------------      ------------

Increase in cash and cash equivalents                                           1,753,722         5,260,788
Cash and cash equivalents at beginning of period                               13,047,891        10,846,733
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $ 14,801,613      $ 16,107,521
                                                                             ============      ============

Supplemental disclosures:
     Interest paid                                                           $ 16,332,126      $ 12,496,980
     Income taxes paid                                                       $  2,225,000      $  1,925,000

See Accompanying Notes

                             CAPITAL HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                   (UNAUDITED)


BASIS OF PRESENTATION
---------------------

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

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at September 30, 1996 was $118,122,000 and $9,511,000, respectively, compared to $83,534,000 and $8,657,000, respectively, at December 31, 1995. The increase in loan commitments is due to owner-occupied real estate construction to take place within the next twelve months. Management does not anticipate any significant losses as a result of these commitments.

                             CAPITAL HOLDINGS, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Company's primary asset is its subsidiary bank, which is in its eighth year of operation. During the third quarter and for the nine months ended September 30, 1996, the Bank experienced moderate growth in net deposits. Deposits increased $19,823,000 or 4.6% for the third quarter and $42,736,000 or 10.5% for the nine months ended September 30, 1996.

Loan growth for the third quarter was $21,309,000 or 6.4% and $29,986,000 or 9.2% for the nine months ended September 30, 1996. The allowance for credit losses at September 30, 1996, was $5,642,000 compared to $4,960,000 at December 31, 1995. The Bank had no write offs during the nine months ended September 30, 1996, and has nonperforming loans of less than 1% of total loans at September 30, 1996. Management considers the allowance to be adequate at this time. At September 30, 1996, the Bank had no impaired loans. Effective January 1, 1995, the Company adopted the provisions of Financial Accounting Standards Board Statements No. 114 and No. 118 (FAS No. 114 and FAS No. 118), which relate to accounting by creditors for loan impairment. The impact of these new pronouncements was not material to the Company.

Securities available for sale totaled $157,957,000 or 29.6% of total assets at September 30, 1996. The Bank continues to maintain very high investment quality with 76.4% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on or off balance-sheet derivatives. The total market value of the portfolio increased $979,000 (net of tax) during the third quarter. This is a reflection of the increase in bond rates on both long and short-term security maturities. During the first half of 1996, the Company repositioned approximately 16% of the securities portfolio by selling callable and/or short-term maturity securities, and investing in longer maturity securities to take advantage of the increase in rates. The Bank's portfolio has a weighted average life to maturity of approximately 2.3 years.

Consolidated net income for the third quarter of 1996 was $1,419,000 or $.73 per share, and $4,246,000 or $2.19 per share for the nine months ended September 30, 1996, after giving retroactive effect to a six percent stock dividend issued during June 1996. This compares to $1,208,000 or $.63 per share for the third quarter of 1995, and $3,391,000 or $1.86 per share for the nine months ended September 30, 1995, after giving retroactive effect to a six percent stock dividend issued during June 1995. The increase in income before provision for federal income taxes, excluding securities gains, for the nine months ended September 30, 1996, represents a 30.0% increase over the same period of 1995. This increase is a direct result of growth in earning assets and careful attention to noninterest expenses. The income tax provision of 32% for the nine months ended September 30, 1996, remained the same when compared to the same period last year.

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

Other expenses continue to increase as the Bank grows. Net overhead as a percentage of average assets has increased only slightly from 1.73% for the year ended December 31, 1995, to 1.74% for the nine months ended September 30, 1996. Salaries and benefits represent 52.0% of other expenses for the third quarter of 1996 compared to 53.9% for the third quarter of 1995. Salary expense for the nine months ended September 30, 1996, increased 18.2% over the same period for 1995. Staff levels have increased from 71 to 77 (full time equivalents) over the past 12 months. Average assets per employee continues to increase to $6,712,000 at September 30, 1996, compared to $6,660,000 at December 31, 1995.

On August 8, 1995, The Federal Deposit Insurance Corporation (FDIC) voted to reduce the premiums banks pay on deposits. The Bank's 1996 assessment rate is zero; however, the FDIC has mandated that Bank's with a zero assessment rate must pay a minimum semiannual assessment of $1,000.

The Tier I Capital ratio was 10.43%, the Total Capital ratio was 11.69%, and the Leverage ratio was 7.58% at September 30, 1996, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements.

Shareholders equity has continued to increase from retained earnings of net income. The $1.8 million negative change in the unrealized gain on the securities available for sale portfolio, net of tax, for the nine months ended September 30, 1996, is due to the relative short average life of the bond portfolio and the rising rates in the bond market for both short and long-term security maturities.

                             CAPITAL HOLDINGS, INC.


PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27  Financial Data Schedule

         (b) No reports on Form 8-K were filed for the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CAPITAL HOLDINGS, INC.


Date November 7, 1996               /s/ Michael P. Killian
     ----------------               ----------------------------------------
                                    Michael P. Killian, Chief Financial Officer,
                                                          Senior Vice President