Form 10-K405
period 1996-12-31
CAPITAL HOLDINGS INC
filed 1997-03-26
CIK 837858

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended DECEMBER 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 33-46573
                                                --------

                             CAPITAL HOLDINGS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its Charter)


                OHIO                                   34-1588902
                ----                                   ----------
       (State of incorporation)           (I.R.S. Employer Identification No.)


                       5520 MONROE ST., SYLVANIA, OH 43560
                       -----------------------------------
          (Address of principal executive offices, including zip code)


                                 (419) 885-7379
                                 --------------
              (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:    NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 7, 1997 was $71,194,875.

         The number of shares of Registrant's Common Stock outstanding on March 7, 1997 was 1,898,530.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Annual Report to Shareholders for fiscal year ended December 31, 1996 - Parts II and IV.
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 1997 - Part III.

                             CAPITAL HOLDINGS, INC.
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                  NUMBER
                                                                                                  ------


                                     PART I

Item 1.           Business.............................................................................3
Item 2.           Properties...........................................................................4
Item 3.           Legal Proceedings....................................................................4
Item 4.           Submission of Matters to a Vote of Security Holders..................................4




                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                           Shareholder Matters.........................................................4
Item 6.           Selected Financial Data..............................................................5
Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.........................................6
Item 8.           Financial Statements and Supplementary Data.........................................18
Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure.....................................20




                                    PART III

Item 10.          Directors and Executive Officers of the Registrant..................................20
Item 11.          Executive Compensation..............................................................20
Item 12.          Security Ownership of Certain Beneficial Owners
                           and Management.............................................................20
Item 13.          Certain Relationships and Related Transactions......................................20




                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K................................................................21

Signatures............................................................................................22

                                     PART I.



ITEM 1.  BUSINESS
-------  --------

GENERAL
-------

         Capital Holdings, Inc. (the "Company") is a one-bank holding company with headquarters in Sylvania, Ohio. The Company was formed in July, 1988, for the purpose of owning and organizing Capital Bank, N.A. (the "Bank"), a national banking association which is a wholly-owned subsidiary of the Company.

         The Bank opened for business on August 24, 1989, with $12.4 million in equity capital contributed by the Company. As of December 31, 1996, the total assets of the Bank were $559.2 million with equity capital of $30.5 million. On December 31, 1996, the Bank paid the parent Company a $10.0 million cash dividend, thereby reducing its equity. See "Capital Resources and Dividends" narrative in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

         The Bank has focused its business on corporate, executive and professional customers while pursuing a deposit gathering strategy of offering money market checking and savings accounts in addition to certificates of deposits at attractive rates to mid-sized to large depositors with an emphasis of minimizing the operating costs of obtaining these deposits.

         The Bank is located in Sylvania, Ohio, a suburban community northwest of Toledo, Ohio. In addition to drawing customers from Sylvania, the Bank also draws customers from Southeast Michigan as well as Lucas and Wood counties in Ohio. The Bank has defined its market niche as serving small to mid-sized businesses, professionals and their families.

         The Company owns its main office facility located at 5520 Monroe Street, Sylvania, Ohio through a wholly-owned subsidiary, CBNA Building Company. The Company and the Bank operate no other offices.

COMPETITION
-----------

         The Bank's primary competition for banking services comes from other financial institutions located in Lucas and Wood counties. There are currently 13 commercial banks, 6 savings and loans and 50 credit unions believed to be operating physical facilities in these counties. Many of these institutions are affiliates of companies which have significantly greater assets than the Bank. As of June 30, 1996 (the most recent date for which information is readily available), total deposits held by financial institutions in Lucas and Wood counties approximated $6.8 billion. Since its opening on August 24, 1989, the Bank has grown from $12.4 million in assets to $559.2 million in assets as of December 31, 1996. The management of the Bank believes the primary reason for the Bank's success in deposit and loan growth is tied directly to its niche orientation, and the fact that its products are delivered through highly personalized service, as well as being very competitive with other financial institutions in its market area.

EMPLOYEES
---------

         The Company's primary purpose is to operate as a bank holding company for its bank subsidiary, Capital Bank, N.A. Therefore, the Company has no compensated employees. As of December 31, 1996, the Bank had 78 full-time equivalent employees, which represents a 500% increase in staff since the Bank opened in August of 1989 with 13 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement.

REGULATION
----------

         The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the "Banking Act") as amended, and as such is subject to regulation by the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. A bank holding company and its subsidiary banks are also subject to examination by the Federal Reserve Board.

         The Bank is regulated by the Office of the Comptroller of the Currency ("OCC") as a National Banking Association. Additionally, the Bank is regulated by the Board of Governors of the Federal Reserve System ("FRS") as a member of the Federal Reserve System. The regulatory agencies have the authority to regularly examine the Bank and the Bank is subject to the regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") and, therefore, the Bank is subject to FDIC regulations.

ITEM 2.  PROPERTIES
-------  ----------

         The Company, through its wholly-owned subsidiary, CBNA Building Company, owns real estate at 5520 Monroe Street which includes a 25,000 square foot main office facility. The building expansion of an additional 25,000 square feet was started in the third quarter of 1996 with final occupancy to be in the second quarter of 1997. The facility provides the Bank with Class A office space and all necessary technological supports to operate an effective, personalized bank which meets the goals of the Company and the Bank. Management of the Company and Bank as well as the respective Boards of Directors of these organizations, believe that the facility will be sufficient for expected growth in the Bank for the foreseeable future.



ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company and the Bank from time to time become involved in such legal proceedings as are incurred in and incidental to the ordinary course of business. In the opinion of management, any losses resulting from such proceedings will not be material to the financial condition, liquidity, or results of operations of the Company or the Bank.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         NONE.



                                    PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-------  -------------------------------------------------------------
                           MATTERS
                           -------

         There is no established public market for the common stock of the Company.

         There were 786 shareholders of record as of March 7, 1997.

         No cash dividends have been paid on the Company's common stock. The ability of the Company to pay cash dividends is dependent in large part on the ability of the Bank to pay dividends to the Company. The Bank is a national banking association and, as such, is subject to restrictions and limitations on the amount and timing of the dividends it may pay pursuant to the national banking laws and regulations. See "Liquidity" narrative in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

         Valuation of the Company's Common Stock is performed by an independent financial consulting firm experienced in appraisals of commercial banks and bank holding companies. The fair value of the Company's Common Stock was $37.50, $29.95 and $25.14 per share at December 31, 1996, 1995 and 1994, respectively, after giving retroactive effect to a 6% stock dividend issued during 1996, 1995 and 1994.

ITEM 6.                                      SELECTED FINANCIAL DATA
-------                                      -----------------------

                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                        AS OF AND FOR THE YEAR-ENDED DECEMBER 31

                                                 1996              1995              1994            1993               1992
                                          ------------     -------------     -------------     -----------     --------------
CONSOLIDATED RESULTS
   OF OPERATIONS:

Interest income                               $39,639           $34,752           $26,330         $19,508            $15,352
Interest expense                               22,305            19,964            13,188           9,261              7,837
                                          ------------     -------------     -------------     -----------     --------------
Net interest income                            17,334            14,788            13,142          10,247              7,515
Provision for credit losses                       980               850               993             920                908
                                          ------------     -------------     -------------     -----------     --------------
Net interest income after
   provision for credit losses                 16,354            13,938            12,149           9,327              6,607
Other income                                      874               753               636             589                503
Other expense                                   8,821             7,590             6,860           5,612              4,404
                                          ------------     -------------     -------------     -----------     --------------
Income before income taxes                      8,407             7,101             5,925           4,304              2,706
Income taxes                                    2,681             2,256             1,844           1,362                908
                                          ------------     -------------     -------------     -----------     --------------
Net income                                     $5,726            $4,845            $4,081          $2,942             $1,798
                                          ------------     -------------     -------------     -----------     --------------



CONSOLIDATED BALANCE
   SHEET DATA:

Total assets                                 $559,726          $483,170          $417,832        $322,517           $245,974
Cash and cash equivalents                      13,958            13,048            10,847           5,730             11,131
Securities available for sale (1)             159,209           140,627            77,982          54,318              6,062
Securities held to maturity                         -                 -            71,920          63,945             83,176
Loans, net of deferred loan fees              380,160           324,788           251,184         194,870            141,124
Allowance for credit losses                     5,942             4,960             4,110           3,117              2,249
Deposits                                      470,743           407,622           357,533         262,732            203,455
Shareholders' equity                           41,590            36,136            27,565          26,947             21,875


PER SHARE DATA (2):

Net income                                      $2.93             $2.51             $2.15           $1.57              $1.13
Book value at period end                        21.92             19.18             14.75           14.56              11.94
Average shares outstanding                  1,957,091         1,926,883         1,900,676       1,872,224          1,590,865



(1) The Company adopted Financial Accounting Standards No. 115 in 1993. See "Securities" narrative in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) Per Share amounts are based upon year-end shares outstanding for each period for book value and on weighted-average shares outstanding for net income, after giving retroactive effect to a 6% stock dividend issued during 1996, 1995, 1994 and 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
                           RESULTS OF OPERATIONS
                           ---------------------


         The following narrative presents Management's discussion and analysis of the Company's financial position and results of operations for the past three years. The objective of this financial review is to enhance the reader's understanding of the accompanying tables, consolidated financial statements, the related notes thereto, and statistical information presented elsewhere in this report.

         The Company was organized in July 1988 and commenced banking operations in August 1989. The Company achieved profitable operations during 1990 and continued to experience significant growth in assets, deposits and profitability during the three years ended December 31, 1996.


                              RESULTS OF OPERATIONS
                              ---------------------


NET INTEREST INCOME
-------------------

         Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Net interest income increased 17%, 13% and 28% in 1996, 1995 and 1994, respectively. TABLE 1 is an analysis of factors affecting this change. TABLE 2 sets forth an analysis of the changes in interest earned and interest paid resulting from changes in volume and rates during each of the two years in the period ended December 31, 1996. Net interest margin (net interest income divided by average earning assets) was 3.59% for 1996, 3.54% for 1995 and 3.81% for 1994. During 1996, the floating rate loan portfolio remained level, with the same relative change occurring in deposit pricing. The one-year Treasury note rate increased from 5.14% at December 31, 1995, to 5.48% at December 31, 1996. The marginal increase in net interest margin from 1995 to 1996 is due to increased volume.

         Average loans outstanding increased 20%, 31% and 33% in 1996, 1995 and 1994, respectively. Average yield on these loans was 8.79%, 8.98% and 8.19%, respectively. The changes in yield are reflective of the change in market rates and the refinancing opportunities available during these periods. Securities represent 30% of the total average earning assets of the Company at December 31, 1996, and the average yields were 6.65%, 6.71% and 6.54% as of December 31, 1996, 1995 and 1994, respectively. The changes in yield are due to changes in market rates and portfolio mix.

         Average total interest bearing liabilities increased to $432 million in 1996 compared with $376 million in 1995 and $310 million in 1994. The average cost of interest bearing liabilities was 5.17%, 5.30% and 4.25% for the same periods. The decrease in yield is a direct reflection of the increased volume and favorable rate environment within the deposit portfolio.

                TABLE 1 - CONSOLIDATED AVERAGE BALANCE SHEETS AND
                         ANALYSIS OF NET INTEREST INCOME

                             (DOLLARS IN THOUSANDS)

                                                 1996                              1995                         1994
                                 -----------------------------------   ----------------------------  -------------------------------
                                                INTEREST    AVERAGE              INTEREST  AVERAGE            INTEREST    AVERAGE

                                     AVERAGE    EARNED OR   YIELD OR     AVERAGE EARNED OR YIELD OR  AVERAGE  EARNED OR   YIELD OR

                                     BALANCE      PAID        COST       BALANCE    PAID     COST    BALANCE     PAID      COST
                                 -----------------------------------   ----------------------------  -------------------------------

Interest Earning Assets:

   Securities:

      Taxable                         $136,202    $ 8,915     6.55%     $126,943  $ 8,386    6.61%   $122,560  $ 7,878     6.43%

      Tax exempt                        13,321      1,035     7.77%       13,121    1,017    7.75%     11,702      902     7.71%

   Loans                               340,035     29,899     8.79%      283,577   25,466    8.98%    216,702   17,751     8.19%

   Federal funds sold                    2,660        142     5.34%        3,873      229    5.91%      2,436      105     4.31%
                                    ----------------------            -------------------         --------------------
Total Interest Earning Assets          492,218     39,991     8.12%      427,514   35,098    8.21%    353,400   26,636     7.54%

Noninterest Earning Assets:

   Cash and due from banks              10,641                             9,593                        8,418

   Bank premises and

         equipment-net                   4,797                             4,211                        3,920

   Other assets                          6,051                             5,662                        4,567

   Less allowance for credit losses     (5,380)                           (4,574)                      (3,590)
                                    -----------                       -----------                  -----------
                                      $508,327                          $442,406                     $366,715
                                    -----------                       -----------                  -----------

Interest Bearing Liabilities:

   Interest checking                  $ 99,839      3,799     3.81%     $ 89,608    3,728    4.16%   $ 62,541    2,142     3.42%

   Savings deposits                     19,449        566     2.91%       20,729      674    3.25%     32,162      974     3.03%

   Time deposits                       278,101     16,086     5.78%      236,607   13,897    5.87%    190,170    8,989     4.73%

   Short-term borrowings                34,423      1,854     5.39%       29,457    1,665    5.65%     25,463    1,082     4.25%
                                    ----------------------           ---------------------         --------------------
Total Interest Bearing Liabilities     431,812     22,305     5.17%      376,401   19,964    5.30%    310,336   13,187     4.25%

Noninterest Bearing Liabilities:

   Demand deposits                      35,307                            31,282                       27,419
   Other                                 3,517                             3,054                        2,099
                                    -----------                      ------------                  -----------
Total Liabilities                      470,636                           410,737                      339,854

Shareholders' Equity                    37,691                            31,669                       26,861
                                    -----------                      ------------                  -----------
                                      $508,327                          $442,406                     $366,715
                                    -----------                      ------------                  -----------

Net Interest Income                               $17,686                         $15,134                      $13,449
                                               -----------                       ---------                    ---------

Net Yield on Interest Earning Assets                          3.59%                          3.54%                         3.81%
                                                            ------                         -------                        ------



 NOTE: Nonaccrual loans are included in average loan balances. Interest income includes the effect of tax equivalent adjustments amounting to $352 in 1996, $346 in 1995 and $306 in 1994, using a 34% tax rate. This rate is based upon the statutory rate and is not necessarily intended to represent the Company's effective or incremental rate.

                TABLE 2 - ANALYSIS OF NET INTEREST INCOME CHANGES

                             (DOLLARS IN THOUSANDS)

                                                   1996 COMPARED TO 1995                       1995 COMPARED TO 1994
                                                     INCREASE (DECREASE)                        INCREASE (DECREASE)
                                           ----------------------------------          ---------------------------------------
                                               VOLUME      RATE        NET               VOLUME           RATE          NET
                                           ----------------------------------          ---------------------------------------


Interest on Earning Assets:

   Securities                                     $620      ($73)      $547                 $395           $228         $623

   Loans                                         4,960      (527)     4,433                5,878          1,837        7,715

   Federal funds sold                              (67)      (20)       (87)                  76             48          124
                                           ---------------------------------          ---------------------------------------

Total Interest Income Changes                   $5,513     ($620)    $4,893               $6,349         $2,113       $8,462
                                           ---------------------------------          ---------------------------------------



Expense on Interest Bearing Liabilities:

   Deposits                                     $2,621     ($469)    $2,152               $3,161         $3,033       $6,194

   Short-term borrowings                           260       (71)       189                  188            395          583
                                           ---------------------------------          ---------------------------------------

Total Interest Expense Changes                  $2,881     ($540)    $2,341               $3,349         $3,428       $6,777
                                           ---------------------------------          ---------------------------------------






NOTE: The change in interest not due solely to volume or rate has been allocated between the factors in proportion to the absolute dollar amounts of the change in each. Changes in securities reflect taxable equivalent adjustments.

PROVISION FOR CREDIT LOSSES
---------------------------

         The provision for credit losses was $980,000, $850,000 and $993,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Management maintains the allowance for credit losses at a level adequate to absorb potential future losses. The evaluation performed is based upon a continuous review of historical credit loss experience, specifically identified problem loans, composition and growth of the loan portfolio, current and projected economic conditions and other pertinent factors.

         Due to its focus on credit quality, the Company has experienced minimal problems with asset quality and loan charge-offs. The Company has had three consecutive years of no loan charge-offs and a total of only $216,000 in charge-offs since its inception. Additional information regarding the provision and allowance for credit losses is contained in the "Earning Assets" narrative.


OTHER INCOME
------------

         Other income consists primarily of securities gains and losses, service fees on deposit accounts and other service fees. Total other income of approximately $874,000 for 1996 increased approximately $121,000 or 16% when compared to 1995 and 19% when 1995 is compared to 1994. Securities transactions resulted in net (losses) gains of approximately ($55,000), $81,000 and $77,000 in 1996, 1995 and 1994, respectively. Service charges on deposit accounts were approximately $253,000, $252,000 and $230,000 in 1996, 1995 and 1994,
respectively.


OTHER EXPENSES
--------------

         Noninterest expense increased 16% in 1996 and 11% in 1995. Salaries and benefits, which accounted for 53% and 49% of noninterest expense in 1996 and 1995, increased by 24% in 1996 and 16% in 1995. Full-time equivalent employees increased 22% in 1996 and 19% in 1995. Management continues to control overhead expense without impairing the quality of service provided to customers. Operating from a single location has proven both efficient and effective. The Company's total assets per employee approximated $7.2 million and $7.5 million at December 31, 1996 and 1995, respectively; this compares very favorably to banks of similar asset size.

         The Company's efficiency ratio, computed by dividing other expenses by net interest income plus other income, was 48.4% for 1996 and 48.8% for 1995. This low ratio is indicative of efficient overhead cost control.

         During 1996, the assessment paid by the Company to the Federal Deposit Insurance Corporation (FDIC) decreased substantially due to an August 1995 FDIC vote to reduce premiums banks pay on deposits. The Company's assessment for 1996 was lowered to $2,000 annually. The Company is currently being assessed the lowest premium rate established by the FDIC because it is classified in the highest capital rating category.

         In 1996, occupancy costs increased 6% over 1995 levels, due to the building expansion started in late 1996.


PROVISION FOR FEDERAL INCOME TAXES
----------------------------------

         The Federal income tax expense was $2,681,000, $2,256,000 and $1,844,000 in 1996, 1995 and 1994, respectively. During each of these years, the Company realized tax savings from the purchase of tax-free municipal bonds and from a tax-exempt loan. The effective tax rate was 31.9%, 31.8% and 31.1% in 1996, 1995 and 1994, respectively.



                               FINANCIAL CONDITION
                               -------------------

         The following discussions address key elements of financial condition, including earning assets, the sources of funds supporting earning assets, credit quality and experience, asset and liability management, and capital adequacy.

                                 EARNING ASSETS
                                 --------------

LOANS
-----

         Loans comprised 69%, 66% and 61% of the Company's average earning assets in 1996, 1995 and 1994, respectively. Loan volume and quality continue to be strong as the Company grows. The increase in net loans outstanding over the prior year was $54 million, $73 million and $55 million in 1996, 1995 and 1994, respectively.

         The commercial loan portfolio represents loans to business interests, located primarily within the Company's defined market area, with no significant industry concentration. The residential real estate portfolio is primarily adjustable rate mortgages that qualify for sale into the secondary market; however, the Company has chosen to retain all residential mortgage loans in its portfolio.

         TABLES 3 and 4 show the composition of the loan portfolio at the end of each of the last five years and the loan maturities and rate sensitivities at December 31, 1996.



                     TABLE 3 - LOAN PORTFOLIO AT DECEMBER 31
                             (DOLLARS IN THOUSANDS)


                                         1996             1995             1994             1993             1992
                                         ----             ----             ----             ----             ----

Commercial                            $79,492         $ 74,347         $ 59,290         $ 47,893         $ 38,741

Real Estate:
   Residential-first mortgage          86,750           70,969           56,168           47,710           37,112
   Commercial-owner occupied           76,673           70,121           54,480           47,195           29,946
   Commercial-investment              105,275           78,531           57,553           32,981           20,425
                                      -------         --------         --------         --------         --------
                                      268,698          219,621          168,201          127,886           87,483

Consumer                               26,995           25,653           22,757           18,205           15,116

Other                                   5,614            5,767            1,533            1,433              256
                                     --------        ---------        ---------        ---------        ---------

Total Loans                           380,799          325,388          251,781          195,417          141,596

Less deferred loan fees                   639              600              597              547              472
                                    ---------        ---------       ----------       ----------        ---------
Total loans net of
   deferred loan fees                 380,160          324,788          251,184          194,870          141,124
Less allowance for
   credit losses                        5,942            4,960            4,110            3,117            2,249
                                    ---------       ----------       ----------       ----------       ----------

Net Loans                            $374,218         $319,828         $247,074         $191,753         $138,875
                                     ========         ========         ========         ========         ========

        The maturity distribution and sensitivity to interest rates of the loan portfolio are two factors in management's evaluation of the risk characteristics and the future profitability of the portfolio.


      TABLE 4 - LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                 WITHIN            1 - 5          OVER 5
                                                 1 YEAR            YEARS           YEARS               TOTAL
                                                 ------            -----           -----               -----
Loan maturities by type (A,C):

   Commercial                                  $ 38,551         $ 32,758       $   8,183            $ 79,492

   Real Estate:
      Residential-first mortgage                  4,027            1,779          80,944              86,750
      Commercial-owner occupied                   2,583           17,620          56,470              76,673
      Commercial-investment                      18,936           22,689          63,650             105,275
                                               --------         --------        --------            --------
                                                 25,546           42,088         201,064             268,698

   Consumer                                      17,503            7,016           2,476              26,995

   Other                                            277             -              5,337               5,614
                                               --------         -------         --------            --------

      TOTAL                                    $ 81,877         $ 81,862        $217,060            $380,799
                                               ========         ========        ========            ========

Rate Sensitivities (B,C):
   Fixed Rate Loans                            $ 30,144         $202,378        $ 23,290            $255,812
   Variable Rate Loans                          124,987            -                -                124,987
                                               --------         --------       ---------            --------
      TOTAL                                    $155,131         $202,378        $ 23,290            $380,799
                                               ========         ========        ========            ========

Percent of Total                                 40.74%           53.14%           6.12%             100.00%
                                               ========         ========        ========            ========

(A) Maturities based on ending contractual maturity dates.
(B) Loans are reported at the earliest of maturity or repricing opportunity.
(C) Occasionally extensions or renewals of loan obligations are requested. These are reviewed on an individual basis and granted if deemed appropriate. Such extensions, however, do not materially alter the anticipated loan maturity tables as reported.


        The Bank's credit policy establishes guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to ensure sound credit decisions. The Bank's credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, management must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions.

         Nonperforming assets consist of loans on nonaccrual and loans over 90-days past due as to principal and interest and still in an accrual status. Nonaccrual loans are loans which are 90-days past due and with respect to which, in management's opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis. Loans which are 90-days or more past due and still accruing interest are loans which, in management's opinion, are well secured and are in the process of collection. Nonperforming loans amounted to $454,000, $138,000, $25,000 and $220,000 at December 31, 1996, 1995, 1994 and 1993, respectively, which consistently represents less than .10% of total loans for the same periods.

         Potential problem loans are those loans which are on the Bank's "Watch List" and exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. Management reviews this list regularly and adjusts for changing conditions.

TABLE 5 is a summary of credit loss experience for the five years ending December 31, 1996.


                      TABLE 5 - ALLOWANCE FOR CREDIT LOSSES
                             (DOLLARS IN THOUSANDS)


                                                1996          1995           1994           1993              1992
                                                              ----           ----           ----              ----

Balance at beginning of year                 $  4,960       $  4,110       $  3,117       $   2,249        $   1,457

Loans charged off:
   Commercial                                       -              -              -               -              (56)
   Residential real estate                          -              -              -             (25)               -
   Consumer and other                               -              -              -             (27)             (60)
                                             --------       --------       --------       ---------        ---------
Total loans charged off                             -              -              -             (52)            (116)

Recoveries:
   Consumer and other                               2              -              -               -                -
                                             --------       --------       --------       ---------        ---------
      Total recoveries                              2              -              -               -                -

      Net loans charged off                         -              -              -             (52)            (116)

Provision for credit losses                       980            850            993             920              908
                                             --------       --------       --------       ---------        ---------
Balance at end of year                       $  5,942       $  4,960       $  4,110       $   3,117        $   2,249
                                             ========       ========       ========       =========        =========

Total loans outstanding at year-end          $380,799       $325,388       $251,781       $ 195,417        $ 141,596
                                             ========       ========       ========       =========        =========
Average loans                                $340,035       $283,577       $216,702       $ 163,313        $ 118,829
                                             ========       ========       ========       =========        =========

As a percent of average loans:
   Net charge-offs                                N/A            N/A            N/A            0.03%            0.10%
   Provision for credit losses                   0.29%          0.30%          0.46%           0.56%            0.76%

As a percent of total loans outstanding
at year-end:
   Year-end allowance for credit losses          1.56%          1.52%          1.64%           1.60%            1.59%

TABLE 6 is an allocation of the allowance for credit losses for the five years ended December 31, 1996:


             TABLE 6 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
                             (DOLLARS IN THOUSANDS)



                                         1996                1995                 1994                 1993                1992
                                   ----------------    ---------------      ---------------      -------------        -------------
                                            % OF                % OF                 % OF                 % OF                 % OF
                                        LOANS TO            LOANS TO             LOANS TO             LOANS TO              LOANS TO
                                  AMT  TTL LOANS      AMT  TTL LOANS       AMT  TTL LOANS        AMT TTL LOANS        AMT  TTL LOANS


Commercial                     $  720        21%    $  957        23%     $  774       23%     $  996       25%     $  780       27%

Real Estate:
   Residential - first mortgage   240        23%       179        22%        140       22%        126       24%        133       26%
   Commercial - owner occupied    542        20%       422        22%        310       22%        280       24%        186       21%
   Commercial - investment      1,263        28%       844        24%        624       23%        368       17%        112       15%
                                -----        ---    ------       ----     ------      ----     ------      ----     ------      ----
                                2,045        71%     1,445        68%      1,074       67%        774       65%        431       62%

Consumer and other                293         8%       318         9%        228       10%        184       10%        113       11%
                               ------      -----    ------       ----     ------      ----     ------      ----     ------      ----

Total allocated                 3,058       100%     2,720       100%      2,076      100%      1,954      100%      1,324      100%
                                            ====                 ====                 ====                 ====                 ====

Total unallocated               2,884                2,240                 2,034                1,163                  925
                               ------               ------                ------               ------               ------

Total                          $5,942               $4,960                $4,110               $3,117               $2,249
                               ======               ======                ======               ======               ======



         The loan portfolio contains no foreign loans nor any concentration to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.




SECURITIES
----------

         During December 1993, the Company elected to adopt Financial Accounting Standards Board Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115). Securities available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity. The unrealized gain recorded at December 31, 1996, approximated $531,000 (net of $273,000 in deferred income taxes). The unrealized gain recorded at December 31, 1995, approximated $1,233,000 (net of $635,000 in deferred income taxes). An unrealized loss approximating $2,074,000 (net of $1,068,000 in deferred income taxes) was recorded at December 31, 1994. The designation of such securities is made by management based upon liquidity needs at the time of purchase. There was no designation of securities as available for sale prior to 1992.

         In November of 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the Guide). In implementing the Guide, a one time opportunity was available for a company to reassess its securities classifications and transfer any or all held to maturity securities to available for sale. In accordance with the provisions of the Guide, the Company elected to transfer all of its held to maturity investment securities at December 28, 1995, to available for sale, at fair value of approximately $67.3 million.

         The securities available for sale (SAFS) portfolio at December 31, 1996, is composed primarily of U.S. Treasury (19.7%) and U.S. Government Agency Securities (58.4%). The remaining 21.9% is composed of certain other securities. The quality of this portfolio is 85% AAA rated bonds with an average maturity of
2.2 years. The SAFS portfolio represented 28% of total assets at December 31, 1996, and 29% at December 31, 1995.

         The SAFS portfolio at December 31, 1996, includes securities issued by the State of Ohio and the State of Michigan with the following values:

                                      FAIR                 AMORTIZED
                                     VALUE                    COST
                                          (DOLLARS IN THOUSANDS)

     State of Ohio                  $8,494                    $8,272
     State of Michigan               4,091                     3,982


         TABLES 7 and 8 set forth the carrying value of the SAFS portfolio at the dates indicated, and provide an analysis of the maturities and average yields on a fully taxable equivalent basis (assuming a 34% tax rate) as of December 31, 1996. Classification by maturity is determined by the earlier of maturity date or call date.

                                                          TABLE 7 - SECURITIES AVAILABLE FOR SALE
                                                                  (DOLLARS IN THOUSANDS)

                                                              CARRYING VALUE AT DECEMBER 31,

                                              1996             1995           1994            1993         1992
                                              ----             ----           ----            ----         ----
U.S. government securities
   and agency obligations                 $121,195         $107,759        $75,753         $49,034        $3,519

Corporate debt securities                   17,494           13,685              -           3,883         1,997

Municipal obligations                       13,661           13,619              -               -            -

Mortgage-backed securities                   3,087            3,163              -               -            -

Other securities                             3,772            2,401          2,229           1,401           546
                                          --------         --------        -------         -------        ------

   TOTAL                                  $159,209         $140,627        $77,982         $54,318        $6,062
                                          ========         ========        =======         =======        ======


                TABLE 8 - MATURITY ANALYSIS AT DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                 AFTER 1         AFTER 5
                                                                YEAR BUT       YEARS BUT
                                                 WITHIN           WITHIN          WITHIN            AFTER
                                                 1 YEAR          5 YEARS        10 YEARS         10 YEARS            TOTAL
                                                 ------          -------        --------         --------            -----
U.S. government securities
   and agency obligations                       $36,749         $ 83,461          $  985              -           $121,195
Corporate debt securities                         5,016           10,430           2,048              -             17,494
Municipal obligations                               346            6,707           6,242              366           13,661
Mortgage-backed securities                          109            2,978               -              -              3,087
Other securities                                      -               10               -            3,762            3,772
                                                -------         --------          ------           ------         --------
   TOTAL                                        $42,220         $103,586          $9,275           $4,128         $159,209
                                                =======         ========          ======           ======         ========

WEIGHTED AVERAGE YIELD:
U.S. government securities
   and agency obligations                         6.24%            6.65%           7.11%              -              6.53%
Corporate debt securities                         7.08%            6.56%           7.13%              -              6.77%
Municipal obligations                             7.51%            7.31%           7.11%            8.20%            7.25%
Mortgage-backed securities                        9.17%            5.57%             -                -              5.70%
Other securities                                     -             9.00%             -              6.30%            6.31%
   TOTAL                                                                                                             6.60%

         The securities held to maturity (SHTM) portfolio represented 17% of total assets at December 31, 1994, and 20% at December 31, 1993. As discussed above, the entire SHTM portfolio was transferred to SAFS during 1995. During 1993, approximately $49 million of SHTM were transferred to SAFS in connection with the implementation of FAS No. 115.


         TABLE 9 sets forth the carrying value of the SHTM portfolio at the dates indicated.


                                                                TABLE 9 - SECURITIES HELD TO MATURITY
                                                                       (DOLLARS IN THOUSANDS)

                                                                   CARRYING VALUE AT DECEMBER 31,

                                                   1996             1995            1994             1993          1992
                                                   ----             ----            ----             ----          ----
U.S. government securities
   and agency obligations                             -                -         $42,441          $36,432       $58,937
Corporate debt securities                             -                -          13,749           13,250        14,605
Municipal obligations                                 -                -          12,475           10,890         5,278
Mortgage-backed securities                            -                -           3,225            3,348         4,331
Other securities                                      -                -              30               25            25
                                               --------         --------       ---------        ---------     ---------
   TOTAL                                              -                -         $71,920          $63,945       $83,176
                                               ========         ========         =======          =======       =======




FEDERAL FUNDS SOLD
------------------

         Short-term Federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1996, 1995 and 1994, the average balance of these funds represented less than 1% of average total assets for the same periods. As the Bank has grown, the ability to manage daily liquidity needs has become stable and the use of daily Federal funds sold has been maintained at a very manageable level.

DEFERRED FEDERAL INCOME TAXES
-----------------------------

         Deferred Federal income taxes represent a net asset of $1,440,000 at December 31, 1996. This amount is comprised primarily of deferred taxes relating to the nondeductible portion of the credit allowance offset by the unrealized gains on available for sale securities which total $1,772,000 and $273,000, respectively. Certain limits exist for deduction of the provision related to credit losses that exceeds actual experience. With insignificant loan charge-offs, the Company's tax deduction to date, has been minimal. Sufficient taxable income in prior years exists to realize the deferred tax assets that are recorded.

                                SOURCES OF FUNDS
                                ----------------
DEPOSITS
--------

         The Company's major source of investable funds is core deposits from retail and business customers. These core deposits consist of interest bearing and noninterest bearing deposits, excluding certificates of deposit equal to or greater than $100,000. These core deposits grew to $332 million in 1996 from $297 million in 1995 and $277 million in 1994.

         Certificates of deposit equal to or greater than $100,000 grew to $138 million in 1996 from $110 million in 1995 and $80 million in 1994. The continued strong marketing effort to secure customers willing to consolidate deposits into a single investment (ie. certificate of deposit) has allowed the Company to support a strong loan growth. These funds are used to balance rate sensitivity and as a supplement to core deposits.

         Since the Company places less emphasis on mass marketing of retail products, its customer base consists of higher net worth individuals and their related companies, and retirees. The net growth, since the Company opened in 1989, has been without significant fluctuation and the deposit base has been reliable. Management anticipates a continuation of these trends. Average deposits increased 15% in 1996, 21% in 1995 and 32% in 1994.

TABLE 10 is a summary of the average amount of, and the average rate paid on, each of the Bank's deposit categories.


                           TABLE 10 - AVERAGE DEPOSITS
                             (DOLLARS IN THOUSANDS)

                                                      1996                          1995                          1994
                                                      ----                          ----                          ----
                                               AMOUNT       RATE             AMOUNT       RATE             AMOUNT      RATE
                                               ------       ----             ------       ----             ------      ----
Noninterest
   bearing deposits                          $ 35,307                      $ 31,282                      $ 27,419
Money market accounts                          99,839      3.81%             89,608      4.16%             62,541     3.42%
Savings                                        19,449      2.91%             20,729      3.25%             32,162     3.03%
Other time deposits                           278,101      5.78%            236,607      5.87%            190,170     4.73%
                                             --------                      --------                      --------
   TOTAL                                     $432,696                      $378,226                      $312,292
                                             ========                      ========                      ========

         The increase (decrease) in average deposits by category for 1996 was as follows: Noninterest bearing deposits, 13%; money market accounts, 11%; savings, (6%) and other time deposits, 18%. The decrease in average savings deposits is attributable to a shift in funds from personal and corporate accounts into a new limited transaction money market product offered during 1994.

         Certificates of deposit of $100,000 or more grew 26% in 1996. As the Company grows, the market penetration of the retail customer base expands. In addition, customers are continually consolidating banking relationships, taking advantage of the Company's competitively priced deposit products. The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1996, is reflective of the interest rate environment during 1996, which had more favorable rates in short-term investments.

      TABLE 11 - CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AT DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                             1996                    1995               1994
                                             ----                    ----               ----
Maturing:
   3 months or less                      $ 61,849                $ 54,946            $25,715
   Over 3 to 6 months                      28,243                  17,077             16,864
   Over 6 to 12 months                     28,737                  20,374             18,467
   Over 12 months                          19,495                  17,806             18,995
                                        ---------                --------            -------

TOTAL                                    $138,324                $110,203            $80,041
                                         ========                ========            =======

SHORT-TERM BORROWINGS
---------------------

         Short-term borrowings were $42 million, $35 million and $29 million at December 31, 1996, 1995 and 1994, respectively.

         Short-term borrowings are primarily composed of advances from The Federal Home Loan Bank (44.9%). The remaining 55.1% is composed of securities sold under agreements to repurchase which are secured transactions, a majority of which mature within one year or less and Federal funds borrowings. Additional information regarding securities sold under agreements to repurchase and Federal Home Loan Bank borrowings is summarized below:


                                          SECURITIES SOLD UNDER
                                         AGREEMENTS TO REPURCHASE                      FEDERAL HOME LOAN BANK
                                         ------------------------                      ----------------------

                                           1996       1995        1994                 1996        1995       1994
                                           ----       ----        ----                 ----        ----       ----
                                                                      (DOLLARS IN THOUSANDS)
Weighted average interest rate
   at year-end                            4.31%      5.34%       5.31%                5.56%       5.58%      5.86%
Amount outstanding at year-end          $15,531    $24,203     $19,033              $19,000      $8,000    $10,000
Maximum amount outstanding at
   any month end                         26,012     26,003      23,458               19,000       9,000     10,000
Daily average amount outstanding
   during the year                       21,255     23,098      26,587               12,015       5,759      4,175
Weighted average interest rate
   for the year                           5.30%      5.69%       3.15%                5.51%       5.45%      5.12%



CAPITAL RESOURCES AND DIVIDENDS
-------------------------------

         Shareholders' equity is a stable, noninterest bearing source of funds which provides support for asset growth and is the primary component of capital. Shareholders' equity at December 31, 1996, 1995 and 1994 was $41.6 million, $36.1 million and $27.6 million, respectively. During 1996, the Bank paid a $10,000,000 cash dividend to the parent company. The parent company then issued $10,000,000 in subordinated debt to the Bank. Approval was obtained from the Officer of the Comptroller of the Currency. Principal is due at maturity, January 1, 2007, with interest payable at 6.75% on January 1 of each year.

         In April 1993, shareholders voted to increase the authorized common stock from 1.5 million shares to 3.0 million shares. The Company issued a 6% stock dividend in June of 1996, 1995, 1994 and 1993.

         The following shows consolidated operating and capital ratios of the Company for each of the past three years ended December 31:

                                                 1996              1995             1994
                                                 ----              ----             ----

Return on average assets                        1.13%             1.10%            1.11%
Return on average equity                       15.19%            15.30%           15.19%
Average equity to average assets                7.41%             7.16%            7.32%
Tier 1 capital  (1)                            10.14%            10.19%           10.82%
Tier 2 capital  (2)                            11.39%            11.44%           12.08%
Leverage  (3)                                   7.60%             7.47%            7.33%


(1) Shareholders' equity less the effect of securities available for sale market value adjustment per FAS No. 115 and intangibles, if applicable, computed as a ratio to risk-adjusted assets, as defined in the 1994 risk-based capital guidelines.

(2) Tier 1 capital plus qualifying credit loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1994 risk-based capital guidelines.

(3) Tier 1 capital, computed as a ratio to the latest quarter's average assets, less goodwill, if applicable.

         The Bank's capital ratios are well in excess of the minimum regulatory risk-based capital requirements of 4% for Tier 1 capital and leverage and 8% for Tier 2 capital.

                     LIQUIDITY AND INTEREST RATE SENSITIVITY
                     ---------------------------------------


LIQUIDITY
---------

         Liquidity is measured by the Company's ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the Company. Liquidity is achieved through the growth of core deposits and liquid assets, including securities available for sale, matured securities and Federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

         The Company's major source of funds is a substantial base of core funds, defined as core deposits plus shareholders' equity and other liabilities. The Company supplements core funds by regularly issuing certificates of deposit and repurchase agreements. The Company also has the ability to borrow money on a daily basis through correspondent banks and the Federal Home Loan Bank to satisfy short-term liquidity needs. At December 31, 1996, and 1995, the Company had $8.2 million and $14.3 million, respectively, of unused lines of credit. During January 1997, the Company's Board of Directors approved an increase in the investment by the Bank in the Federal Home Loan Bank from $2.9 million to $6.0 million. This will increase the Company's available line of credit with the Federal Home Loan Bank to $36.0 million.

         In addition to normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 1996, the Company had a total of $122.4 million in unfunded loan commitments and $9.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $103.1 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $19.3 million were for loan commitments scheduled to close and become funded within the next six months. The Company monitors fluctuations in balances and manages its overall liquidity, taking into account these unfunded commitments.

         On a parent company basis, the Company's only source of funds is dividends paid by the subsidiary Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The amount of unrestricted retained earnings available to be paid by the Bank to the Company was approximately $970,000 at December 31, 1996.

INTEREST RATE RISK
------------------

         Balance sheet structure and interest rate changes play important roles in the growth of net interest income. The Company's Asset/Liability Committee
(ALCO) manages the overall rate sensitivity and mix of the balance sheet to anticipate and minimize the effects of interest rate fluctuations and maintain a consistent net interest margin. The relative measure of assets and liabilities that will mature or are scheduled to reprice within various time categories is known as "GAP." Because the Company has more liabilities than assets repricing within one year at December 31, 1996, it has a negative GAP and is considered liability sensitive. In a rising rate environment, this liability surplus would most likely detract from net interest income. In a declining rate environment, the effect would most likely be favorable. Experience has shown that this generalization does not fully capture the true dynamics of interest rate changes since asset and liability rates do not adjust equally.


         TABLE 12, Interest Rate Sensitivity Analysis, shows as of December 31, 1996, assets and liabilities which are maturing at various periods in time and which will be subject to repricing. A formal asset/liability management analysis is performed on a monthly basis by Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks. This information is presented and reviewed by the "ALCO" Committee.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The Report of Independent Auditors and Consolidated Financial Statements included on pages 9 through 21 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

                  TABLE 12 - INTEREST RATE SENSITIVITY ANALYSIS

                             (DOLLARS IN THOUSANDS)

                                                                                  DECEMBER 31, 1996
                                        --------------------------------------------------------------------------------------

                                            1 TO 4          4 MONTHS           1 TO 5            OVER

                                            MONTHS          TO 1 YEAR           YEARS           5 YEARS             TOTAL
                                        --------------    -------------     -------------    -------------     ---------------

Assets:

   Loans, gross                              $137,547         $17,584           $202,378          $23,290        $380,799
   Securities available for sale (1)           27,323          14,897            103,586           13,403         159,209
   Other assets                                     -               -                  -           19,718          19,718
                                        ----------------------------------------------------------------------------------

Total Assets                                 $164,870         $32,481           $305,964          $56,411        $559,726
                                        ----------------------------------------------------------------------------------

Liabilities:
   Savings, time and interest
      checking                               $194,009         $67,580            $30,313              $99        $292,001
   CD's $100,000 & over                        73,753          45,076             19,227              268         138,324
   Borrowed funds                              33,331           5,000              4,000                -          42,331
   Other liabilities                                -               -                  -           45,480          45,480
                                        ----------------------------------------------------------------------------------

Total Liabilities                             301,093         117,656             53,540           45,847         518,136

Shareholders' Equity                                -               -                  -           41,590          41,590
                                        ----------------------------------------------------------------------------------

Total Sources of Funds                       $301,093        $117,656            $53,540          $87,437        $559,726
                                        ----------------------------------------------------------------------------------

Maturity/rate sensitivity GAP               ($136,223)       ($85,175)          $252,424         ($31,026)
Cumulative GAP                               (136,223)       (221,398)            31,026                -
Percent of cumulative GAP to
   total assets                                   -24%            -40%                 6%               -



(1) This table classifies securities according to sensitivity to changes in interest rates.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
                           FINANCIAL DISCLOSURE
                           --------------------

         NONE.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  ---------------------------------------------------

         The following table lists the Non-Director, Executive Officers of the Company and its subsidiary, Capital Bank, N.A., and certain other information with respect to each individual, as of December 31, 1996. The information required by this item with respect to Directors of the Company and its subsidiary, Capital Bank, N.A., is incorporated herein by reference to the information under the heading "Election of Directors and Information with Respect to Directors and Officers" in the definitive Proxy Statement of the Company.


NAME                                AGE       PRINCIPAL OCCUPATION AND DIRECTORSHIP
----                                ---       -------------------------------------

Michael P. Killian                   45       Chief Financial Officer of the Company, Senior Vice President - Operations
                                              and Chief Financial Officer of the Bank

Stephen J. Kovatch                   54       Assistant Secretary of the Company, Senior Vice President - Marketing of the Bank


Bruce K. Lee                         36       Senior Vice President - Lending of the Bank




ITEM 11.      EXECUTIVE COMPENSATION
--------      ----------------------

           Information required by this item is incorporated herein by reference to the information under the heading "Executive Compensation and Other Information" in the definitive Proxy Statement of the Company.




ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------      --------------------------------------------------------------


         Information required by this item is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement of the Company.




ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------      ----------------------------------------------

         Information required by this item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement of the Company.

                                    PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K
--------      --------------------------------------------------------------

(a)      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
         --------------------------------------------------------

         The following consolidated financial statements included in the 1996 Annual Report to Shareholders of Capital Holdings, Inc., are incorporated by reference in ITEM 8:
                      Consolidated Balance Sheets at December 31, 1996 and 1995. Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994.
                      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.
                      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.
                      Notes to Consolidated Financial Statements.
         Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K
         -------------------

             None

(c)      EXHIBITS
         --------

         EXHIBIT NO.
         -----------
              3.1     Articles of Incorporation of Capital Holdings, Inc.                          *
                                                                                                 ---
              3.2     Code of Regulations of Capital Holdings, Inc.                                *
                                                                                                 ---
              3.3     Articles of Incorporation of Capital Holdings, Inc., as amended              +
                           May 18, 1993                                                          ---
              4.0     Certificate for Common Shares of Capital Holdings, Inc.                      *
                                                                                                 ---
             10       Nonemployee Director Stock Option Plan                                       &
                           of Capital Holdings, Inc.                                             ---
             10.2     Option Agreement of Stephen J. Kovatch, Senior Vice                          *
                           President - Marketing of Capital Bank, N.A.
             10.3     Option Agreement and Covenant Not to Compete of                              *
                           Michael P. Killian, Senior Vice President - Operations                ---
                           of Capital Bank, N.A. and Bruce K. Lee, Senior Vice
                           President - Lending of Capital Bank, N.A.
             10.4     1988 Incentive Stock Option Plan of Capital Holdings, Inc.                   *
             10.5     Lease between Capital Bank, N.A. and CBNA Building Company,                  *
                           a wholly-owned subsidiary of Capital Holdings, Inc.
             10.6     Supplemental Executive Retirement Plan of Capital Holdings, Inc.             $
             13       The Company's 1996 Annual Report to Shareholders - Except                  ---
                           for the portions of the report expressly incorporated
                           by reference, the Report is furnished solely for the
                           information of the Commission and is not deemed
                           "filed" as part hereof
             21       List of Subsidiaries                                                         *
                           (i)  Capital Bank, N.A., a national banking                           ---
                                association chartered by the Office of the
                                Comptroller of the Currency of the United States
                           (ii)  CBNA Building Company, an Ohio corporation
             23.1     Consent of Independent Auditors
             27       Financial Data Schedule

* Documents incorporated by reference from the Company's S-1 Registration Statement, File Number 33-46573, effective May 8, 1992.
+ Document incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993.
& Document incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
$ Document incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(d)      FINANCIAL STATEMENT SCHEDULES
         -----------------------------
             None required.

                                   SIGNATURES



Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.



                             CAPITAL HOLDINGS, INC.





               By   /s/ John S. Szuch                            March 21, 1997
                 ---------------------------------------------------------------
                    John S. Szuch                                          Date
                    Chairman and Chief Executive Officer
                    Director





               By   /s/ Robert A. Sullivan                       March 21, 1997
                 ---------------------------------------------------------------
                    Robert A. Sullivan                                     Date
                    President and Chief Operating Officer
                    Director





               By   /s/ Michael P. Killian                       March 21, 1997
                 ---------------------------------------------------------------
                    Michael P. Killian                                     Date
                    Senior Vice President and Chief Financial Officer

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Capital Holdings, Inc. and Subsidiaries and in the capacities and on the dates indicated.






               By    /s/ James M. Appold                         March 21, 1997
                 ---------------------------------------------------------------
                     James M. Appold                                     Date
                     Director




               By    /s/ David P. Bennett                        March 21, 1997
                 ---------------------------------------------------------------
                     David P. Bennett                                    Date
                     Director




               By    /s/ Yale M. Feniger                         March 21, 1997
                 ---------------------------------------------------------------
                     Yale M. Feniger                                     Date
                     Director




               By    /s/ George A. Isaac, III                    March 21, 1997
                 ---------------------------------------------------------------
                     George A. Isaac, III                                Date
                     Director



               By    /s/ Michael C. Landin                       March 21, 1997
                 ---------------------------------------------------------------
                     Michael C. Landin                                   Date
                     Director




               By    /s/ Ronald R. Langenderfer                  March 21, 1997
                 ---------------------------------------------------------------
                     Ronald R. Langenderfer                              Date
                     Director

               By    /s/ Joel A. Levine                          March 21, 1997
                  --------------------------------------------------------------
                     Joel A. Levine                                       Date
                     Director



               By    /s/ W. G. Lyden, III                        March 21, 1997
                  --------------------------------------------------------------
                     W. G. Lyden, III                                     Date
                     Director




               By    /s/ Thomas W. Noe                           March 21, 1997
                  --------------------------------------------------------------
                     Thomas W. Noe                                        Date
                     Director




               By    /s/ Noel Romanoff                           March 21, 1997
                  --------------------------------------------------------------
                     Noel Romanoff                                        Date
                     Director




               By    /s/ James D. Sayre                          March 21, 1997
                  --------------------------------------------------------------
                     James D. Sayre                                       Date
                     Director




               By    /s/ James M. Tuschman                       March 21, 1997
                  --------------------------------------------------------------
                     James M. Tuschman                                    Date
                     Director