Form 10-Q
period 1997-03-31
CAPITAL HOLDINGS INC
filed 1997-05-15
CIK 837858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended MARCH 31, 1997

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

As of March 31, 1997, there were 1,898,842 shares of common stock outstanding.

                             CAPITAL HOLDINGS, INC.

                                      INDEX

                                                                                   PAGE NUMBER
                                                                                   -----------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited):

                  Consolidated balance sheets
                           March 31, 1997 and December 31, 1996                         3

                  Consolidated statements of income
                           Three months ended March 31, 1997 and 1996                   4

                  Consolidated statements of shareholders' equity
                           Three months ended March 31, 1997 and 1996                   5

                  Consolidated statements of cash flows
                           Three months ended March 31, 1997 and 1996                   6

                  Notes to consolidated financial statements                            7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8 - 9




PART II.  OTHER INFORMATION                                                             10
---------------------------

SIGNATURES                                                                              11
----------

                             CAPITAL HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               MARCH 31, 1997    DECEMBER 31, 1996
                                                                              ----------------   ------------------

ASSETS

    Cash and due from banks                                                     $  17,060,835       $  13,958,201

    Investment Securities Available for sale, at fair value                       165,782,801         159,209,293

    Loans                                                                         407,872,522         380,160,315
         Less: Allowance for credit losses                                          6,182,377           5,942,377
                                                                                -------------       -------------
    Net loans                                                                     401,690,145         374,217,938

    Bank premises and equipment                                                     8,073,764           6,010,385
    Interest receivable and other assets                                            8,037,613           6,329,983
                                                                                -------------       -------------
Total Assets                                                                    $ 600,645,158       $ 559,725,800
                                                                                =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:
         Interest bearing                                                       $ 494,788,095       $ 430,324,792
         Noninterest bearing                                                       41,086,649          40,418,300
                                                                                -------------       -------------
    Total deposits                                                                535,874,744         470,743,092

    Short-term borrowings                                                          17,108,015          42,330,560
    Interest payable and other liabilities                                          5,779,179           5,062,044
                                                                                -------------       -------------
Total Liabilities                                                                 558,761,938         518,135,696

SHAREHOLDERS' EQUITY
    Common stock, no par value, $.50 stated value;
         3,000,000 shares authorized and 1,898,842 shares
         issued and outstanding (1,897,508 in 1996)                                   949,421             948,754
    Capital in excess of stated value                                              30,915,143          30,893,093
    Retained earnings                                                              10,811,165           9,217,448
    Unrealized net holding gains (losses) on securities available for sale           (792,509)            530,809
                                                                                -------------       -------------
Total Shareholders' Equity                                                         41,883,220          41,590,104
                                                                                -------------       -------------
Total Liabilities and Shareholders' Equity                                      $ 600,645,158       $ 559,725,800
                                                                                =============       =============



See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31
                                                              1997             1996
                                                          -------------    -------------
Interest income:
       Loans, including fees                               $ 8,476,832      $ 7,135,601
       Securities                                            2,586,010        2,219,276
       Federal funds sold                                       47,465            8,209
                                                           -----------      -----------
Total interest income                                       11,110,307        9,363,086

Interest expense:
       Deposits                                              5,909,806        4,825,083
       Short-term borrowings                                   362,714          504,795
                                                           -----------      -----------
Total interest expense                                       6,272,520        5,329,878

                                                           -----------      -----------
Net interest income                                          4,837,787        4,033,208

Provision for credit losses                                    240,000          210,000
                                                           -----------      -----------
Net interest income after provision for credit losses        4,597,787        3,823,208

Other income:
       Securities gains, net                                     3,750           26,523
       Other                                                   264,362          200,308
                                                           -----------      -----------
Total other income                                             268,112          226,831

Other expenses:
       Salaries and employee benefits                        1,334,575        1,071,655
       FDIC premiums                                            13,818              500
       Equipment                                               110,269           99,606
       Taxes other than income                                 106,173          132,000
       Courier services                                        127,286          116,430
       Net occupancy                                            74,728           35,565
       Other                                                   735,333          577,051
                                                           -----------      -----------
Total other expenses                                         2,502,182        2,032,807

                                                           -----------      -----------
Income before provision for federal income tax               2,363,717        2,017,232

Provision for federal income tax                               770,000          651,000
                                                           -----------      -----------

Net income                                                 $ 1,593,717      $ 1,366,232
                                                           ===========      ===========

Net income per share                                       $      0.81      $      0.70
                                                           ===========      ===========

Average number of common shares and
   common stock equivalents outstanding                      1,968,861        1,959,306
                                                           ===========      ===========


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                COMMON STOCK     CAPITAL IN               UNREALIZED      TOTAL
                                                          ---------------------  EXCESS OF     RETAINED   NET HOLDING  SHAREHOLDERS'
                                                            SHARES     AMOUNT   STATED VALUE   EARNINGS  GAINS/(LOSSES)   EQUITY
                                                          ---------- ---------- ----------------------------------------------------

Balance at January 1, 1997                                 1,897,508  $948,754  $30,893,093  $ 9,217,448    $530,809    $41,590,104

Net income                                                                                     1,593,717                 $1,593,717

Exercise of 1,022 common stock options at $10.78 per share     1,022       511       10,506                                 $11,017

Issuance of 312 shares of common stock at $37.50 per share       312       156       11,544                                 $11,700

Change in unrealized gains and (losses), net of tax                                                       (1,323,318)   ($1,323,318)

                                                          ==========================================================================
Balance at March 31, 1997                                  1,898,842  $949,421  $30,915,143  $10,811,165   ($792,509)   $41,883,220
                                                          =========================================================================



Balance at January 1, 1996                                 1,777,727  $888,864  $27,136,543  $6,878,138  $1,232,517    $36,136,062

Net income                                                                                    1,366,232                 $1,366,232

Change in unrealized gains and (losses), net of tax                                                      (1,140,049)   ($1,140,049)

                                                          =========================================================================
Balance at March 31, 1996                                  1,777,727  $888,864  $27,136,543  $8,244,370     $92,468    $36,362,245
                                                          =========================================================================



See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                    1997               1996
                                                                              ---------------    ----------------

OPERATING ACTIVITIES:
    Net Income                                                                 $  1,593,717       $  1,366,232
    Adjustments to reconcile net income to net
       cash provided by operating activities:
            Provision for credit losses                                             240,000            210,000
            Depreciation and amortization                                            78,086             73,397
            Amortization and accretion of security premiums and discounts           (38,283)           (10,243)
            Gain on sale of securities                                               (3,750)           (26,522)
            Deferred income taxes                                                   (81,600)           (71,400)
            Changes in assets and liabilities:
                Increase in interest receivable and other assets                   (944,321)          (877,813)
                Increase in interest payable and other liabilities                  717,135            482,760
                                                                               ------------       ------------
    Total adjustments                                                               (32,733)          (219,821)
                                                                               ------------       ------------
    Net cash provided by operating activities                                     1,560,984          1,146,411

INVESTING ACTIVITIES:
    Purchase of securities available for sale                                   (14,044,592)       (29,429,089)
    Net increase in loans                                                       (27,712,207)        (3,924,080)
    Purchase of bank premises and equipment                                      (2,141,464)           (53,179)
    Proceeds from maturities of securities available for sale                     4,504,339            546,299
    Proceeds from sales of securities available for sale                          1,003,750         23,020,297
                                                                               ------------       ------------
    Net cash used in investing activities                                       (38,390,174)        (9,839,752)

FINANCING ACTIVITIES:
    Net increase in deposits                                                     65,131,652          1,732,471
    Net increase (decrease) in short-term borrowings                            (25,222,545)         6,635,777
    Issuance of common stock                                                         22,717                 --
                                                                               ------------       ------------
    Net cash provided by financing activities                                    39,931,824          8,368,248
                                                                               ------------       ------------

Increase in cash and cash equivalents                                             3,102,634           (325,093)
Cash and cash equivalents at beginning of period                                 13,958,201         13,047,891
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $ 17,060,835       $ 12,722,798
                                                                               ============       ============

Supplemental disclosures:
    Interest paid                                                              $  6,083,172       $  5,284,996
                                                                               ============       ============
    Income taxes paid                                                          $    100,000       $    150,000
                                                                               ============       ============


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                   (UNAUDITED)

BASIS OF PRESENTATION
---------------------

The unaudited consolidated financial statements include the accounts of Capital Holdings, Inc. (the Company) and its wholly owned subsidiaries, Capital Bank, N.A. (the Bank) and CBNA Building Company, which is a real estate subsidiary that owns and leases to the Bank, its only operating facility.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For further information refer to the consolidated financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net income per share has been computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding, after giving retroactive effect to a six percent stock dividend issued during June 1996.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at March 31, 1997 was $142,182,000 and $9,386,000, respectively, compared to $122,403,000 and $9,407,000, respectively, at December 31, 1996. The increase in loan commitments is due to owner-occupied real estate construction to take place within the next twelve months. Management does not anticipate any significant losses as a result of these commitments.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its eighth year of operation. For the three months ended March 31, 1997, the Bank experienced significant growth in net deposits. Deposits increased $65,132,000 or 13.8% during the first quarter of 1997.

Loan growth for the first quarter of 1997 was $27,712,000 or 7.3%. The allowance for credit losses at March 31, 1997, was $6,182,000 compared to $5,942,000 at December 31, 1996. The Bank had no write offs during the three months ended March 31, 1997, and has nonperforming loans of less than 1% of total loans at March 31, 1997. Management considers the allowance to be adequate at this time. At March 31, 1997, the Bank had no impaired loans.

Securities available for sale totaled $165,783,000 or 27.6% of total assets at March 31, 1997. The Bank continues to maintain very high investment quality with 74.1% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on or off balance-sheet derivatives. The total market value of the portfolio decreased $1,323,000 (net of tax) during the first quarter of 1997. This is a reflection of the increase in bond rates on both long and short-term security maturities. During the first half of 1996, the Company repositioned approximately 16% of the securities portfolio by selling callable and/or short-term maturity securities, and investing in longer maturity securities to take advantage of the increase in rates. The Bank's portfolio has a weighted average life to maturity of approximately 2.1 years.

Consolidated net income for the first quarter of 1997 was $1,594,000 or $.81 per share. This compares to $1,366,000 or $.70 per share for the first quarter of 1996, after giving retroactive effect to a six percent stock dividend issued during June 1996. The increase in income before provision for federal income taxes, excluding securities gains, for the three months ended March 31, 1997, represents an 18.5% increase over the same period of 1996. This increase is a direct result of growth in earning assets and careful attention to noninterest expenses. The income tax provision of 32% for the three months ended March 31, 1997, remained comparable to the same period last year.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase from primary earnings per share to basic earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.03 and $.03 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not material.

Other expenses continue to increase as the Bank grows. Net overhead as a percentage of average assets has increased only slightly from 1.74% for the year ended December 31, 1996, to 1.76% for the three months ended March 31, 1997. Salaries and benefits represent 53.3% of other expenses for the first quarter of 1997 compared to 52.7% for the first quarter of 1996. Salary expense for the three months ended March 31, 1997, increased 24.5% over the same period for 1996. Staff levels have increased from 69 to 86 (full time equivalents) over the past 12 months. Average assets per employee continues to increase to $7,045,000 at March 31, 1997, compared to $6,702,000 at December 31, 1996.

On August 8, 1995, The Federal Deposit Insurance Corporation (FDIC) voted to reduce the premiums banks pay on deposits. The Bank's 1996 assessment rate is zero; however, the FDIC has mandated that Bank's with a zero assessment rate must pay a minimum semiannual assessment of $1,000. Beginning in 1997, the annual assessment rate increased to 1.3 basis points.

The Tier I Capital ratio was 9.65%, the Total Capital ratio was 10.90%, and the Leverage ratio was 7.42% at March 31, 1997, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements.

Shareholders equity has continued to increase from retained earnings of net income. The $1.3 million negative change in the unrealized gain on the securities available for sale portfolio, net of tax, for the three months ended March 31, 1997, is due to the relative short average life of the bond portfolio and the rising rates in the bond market for both short and long-term security maturities.

                             CAPITAL HOLDINGS, INC.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

         (b) No reports on Form 8-K were filed for the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAPITAL HOLDINGS, INC.

Date 5/12/97                       /s/ Michael P. Killian
     ---------------               --------------------------------------------
                                   Michael P. Killian, Chief Financial Officer,
                                            Senior Vice President