Form 10-Q
period 1997-06-30
CAPITAL HOLDINGS INC
filed 1997-08-13
CIK 837858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended JUNE 30, 1997

                         COMMISSION FILE NUMBER 33-46573
                                               ----------

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

As of June 30, 1997, there were 1,898,870 shares of common stock outstanding.

                             CAPITAL HOLDINGS, INC.

                                      INDEX

                                                                        PAGE NUMBER
                                                                         -----------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements (Unaudited):

                  Consolidated balance sheets
                           June 30, 1997 and December 31, 1996                  3

                  Consolidated statements of income
                           Three months ended June 30, 1997 and 1996;
                           Six months ended June 30, 1997 and 1996              4

                  Consolidated statements of shareholders' equity
                           Six months ended June 30, 1997 and 1996              5

                  Consolidated statements of cash flows
                           Six months ended June 30, 1997 and 1996              6

                  Notes to consolidated financial statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                     8 - 9




PART II.  OTHER INFORMATION                                                     10
---------------------------

SIGNATURES                                                                      11
----------

                             CAPITAL HOLDINGS, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      JUNE 30, 1997    DECEMBER 31, 1996
                                                                     ---------------   -----------------

ASSETS

    Cash and due from banks                                            $ 16,909,922      $ 13,958,201

    Investment Securities Available for sale, at fair value             159,373,111       159,209,293

    Loans                                                               422,343,719       380,160,315
         Less: Allowance for credit losses                                6,422,377         5,942,377
                                                                       ------------      ------------
    Net loans                                                           415,921,342       374,217,938

    Bank premises and equipment                                           8,934,012         6,010,385
    Interest receivable and other assets                                  7,482,740         6,329,983
                                                                       ------------      ------------
Total Assets                                                           $608,621,127      $559,725,800
                                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:

         Interest bearing                                              $492,759,371      $430,324,792
         Noninterest bearing                                             41,507,579        40,418,300
                                                                       ------------      ------------
    Total deposits                                                      534,266,950       470,743,092

    Short-term borrowings                                                23,557,257        42,330,560
    Interest payable and other liabilities                                6,539,990         5,062,044
                                                                       ------------      ------------
Total Liabilities                                                       564,364,197       518,135,696

SHAREHOLDERS' EQUITY

    Common stock, no par value, $.50 stated value;
         3,000,000 shares authorized and 1,898,870 shares
         issued and outstanding (1,897,508 in 1996)                         949,435           948,754
    Capital in excess of stated value                                    30,916,179        30,893,093
    Retained earnings                                                    12,193,630         9,217,448
    Unrealized net holding gains on securities available for sale           197,686           530,809
                                                                       ------------      ------------
Total Shareholders' Equity                                               44,256,930        41,590,104
                                                                       ------------      ------------
Total Liabilities and Shareholders' Equity                             $608,621,127      $559,725,800
                                                                       ============      ============



See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30                          JUNE 30
                                                              1997              1996             1997            1996
                                                           -----------      -----------      -----------      -----------
Interest income:
       Loans, including fees                               $ 9,135,409      $ 7,269,067      $17,612,241      $14,404,668
       Securities                                            2,591,282        2,326,313        5,177,292        4,545,589
       Federal funds sold                                      123,982           46,869          171,447           55,078
                                                           -----------      -----------      -----------      -----------
Total interest income                                       11,850,673        9,642,249       22,960,980       19,005,335

Interest expense:
       Deposits                                              6,508,100        4,884,358       12,417,906        9,709,441
       Short-term borrowings                                   246,341          455,548          609,055          960,343
                                                           -----------      -----------      -----------      -----------
Total interest expense                                       6,754,441        5,339,906       13,026,961       10,669,784

                                                           -----------      -----------      -----------      -----------
Net interest income                                          5,096,232        4,302,343        9,934,019        8,335,551

Provision for credit losses                                    240,000          230,000          480,000          440,000
                                                           -----------      -----------      -----------      -----------
Net interest income after provision for credit losses        4,856,232        4,072,343        9,454,019        7,895,551

Other income:
       Securities gains, net                                     4,056            1,403            7,806           27,926
       Other                                                   295,371          237,668          559,733          437,976
                                                           -----------      -----------      -----------      -----------
Total other income                                             299,427          239,071          567,539          465,902

Other expenses:
       Salaries and employee benefits                        1,424,006        1,127,684        2,758,581        2,199,339
       FDIC premiums                                            15,084              500           28,902            1,000
       Equipment                                               123,555          101,421          233,824          201,027
       Taxes other than income                                  97,591          131,900          203,764          263,900
       Courier services                                        130,697          120,664          257,983          237,094
       Net occupancy                                            73,157           37,019          147,885           72,584
       Other                                                   796,296          663,998        1,531,629        1,241,049
                                                           -----------      -----------      -----------      -----------
Total other expenses                                         2,660,386        2,183,186        5,162,568        4,215,993

                                                           -----------      -----------      -----------      -----------
Income before provision for federal income tax               2,495,273        2,128,228        4,858,990        4,145,460

Provision for federal income tax                               790,000          667,000        1,560,000        1,318,000
                                                           -----------      -----------      -----------      -----------

Net income                                                 $ 1,705,273      $ 1,461,228        3,298,990      $ 2,827,460
                                                           ===========      ===========      ===========      ===========

Net income per share                                       $      0.87      $      0.75      $      1.68      $      1.44
                                                           ===========      ===========      ===========      ===========

Average number of common shares and
   common stock equivalents outstanding                      1,969,586        1,959,306        1,969,226        1,959,306
                                                           ===========      ===========      ===========      ===========


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                             COMMON STOCK       CAPITAL IN                 UNREALIZED     TOTAL
                                                          --------------------   EXCESS OF     RETAINED    NET HOLDING SHAREHOLDERS'
                                                            SHARES     AMOUNT   STATED VALUE   EARNINGS   GAINS/(LOSSES)  EQUITY
                                                          --------------------------------------------------------------------------

Balance at January 1, 1997                                 1,897,508  $948,754   $30,893,093   $9,217,448     $530,809  $41,590,104

Net income                                                                                      3,298,990                $3,298,990

Exercise of 1,022 common stock options at $10.78 per share     1,022       511        10,506                                $11,017

Issuance of 340 shares of common stock at $37.50 per share       340       170        12,580                                $12,750

Change in unrealized gains and (losses), net of tax                                                           (333,123)   ($333,123)

Cash dividend declared, $.17 per share                                                           (322,808)                ($322,808)

                                                          --------------------------------------------------------------------------
Balance at June 30, 1997                                   1,898,870  $949,435   $30,916,179  $12,193,630     $197,686  $44,256,930
                                                          ==========================================================================





Balance at January 1, 1996                                 1,777,727  $888,864   $27,136,543   $6,878,138   $1,232,517  $36,136,062

Net income                                                                                      2,827,460                $2,827,460

Change in unrealized gains and (losses), net of tax                                                         (2,729,587) ($2,729,587)

6% Stock Dividend                                            106,324    53,161     3,322,625   (3,386,568)                 ($10,782)

                                                          --------------------------------------------------------------------------
Balance at June 30, 1996                                   1,884,051  $942,025   $30,459,168   $6,319,030  ($1,497,070) $36,223,153
                                                          ==========================================================================



See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                   1997               1996
                                                                               ------------       ------------

OPERATING ACTIVITIES:

    Net Income                                                                 $  3,298,990       $  2,827,460
    Adjustments to reconcile net income to net
       cash provided by operating activities:
            Provision for credit losses                                             480,000            440,000
            Depreciation and amortization                                           158,854            147,554
            Amortization and accretion of security premiums and discounts           (54,413)           (18,895)
            Gain on sale of securities                                               (7,806)           (27,926)
            Deferred income taxes                                                  (163,200)          (149,600)
            Changes in assets and liabilities:
                Increase in interest receivable and other assets                   (817,949)          (464,261)
                Increase in interest payable and other liabilities                1,155,138          1,801,529
                                                                               ------------       ------------
    Total adjustments                                                               750,624          1,728,401
                                                                               ------------       ------------
    Net cash provided by operating activities                                     4,049,614          4,555,861

INVESTING ACTIVITIES:

    Purchase of securities available for sale                                   (21,144,141)       (42,421,478)
    Net increase in loans                                                       (42,183,404)        (8,676,533)
    Purchase of bank premises and equipment                                      (3,082,481)           (96,916)
    Proceeds from maturities of securities available for sale                    10,531,764          2,066,156
    Proceeds from sales of securities available for sale                         10,006,047         27,016,392
                                                                               ------------       ------------
    Net cash used in investing activities                                       (45,872,215)       (22,112,379)

FINANCING ACTIVITIES:

    Net increase in deposits                                                     63,523,858         22,912,283
    Net decrease in short-term borrowings                                       (18,773,303)        (3,847,677)
    Issuance of common stock                                                         23,767               --
    Dividends paid                                                                     --              (10,782)
                                                                               ------------       ------------
    Net cash provided by financing activities                                    44,774,322         19,053,824
                                                                               ------------       ------------

Increase in cash and cash equivalents                                             2,951,721          1,497,306
Cash and cash equivalents at beginning of period                                 13,958,201         13,047,891
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $ 16,909,922       $ 14,545,197
                                                                               ============       ============

Supplemental disclosures:

    Interest paid                                                              $ 12,204,343       $ 10,567,581
                                                                               ============       ============
    Income taxes paid                                                          $  1,775,000       $  1,500,000
                                                                               ============       ============
    Dividends declared                                                         $    322,808               --
                                                                               ============       ============

See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

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

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at June 30, 1997 was $165,573,000 and $13,412,000, respectively, compared to $122,403,000 and $9,407,000, respectively, at December 31, 1996. The increase in loan commitments is due to owner-occupied real estate construction to take place within the next twelve months. Management does not anticipate any significant losses as a result of these commitments.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its eighth year of operation. During the second quarter and for the six months ended June 30, 1997, the Bank experienced a minimal decrease in net deposits. Deposits decreased $1,608,000 or 0.3% for the second quarter and increased $63,524,000 or 13.5% during the first half of 1997.

Loan growth for the second quarter of 1997 was $14,471,000 or 3.5% and $42,183,000 or 11.1% for the first half of 1997. The allowance for credit losses at June 30, 1997, was $6,422,000 or 1.5% of total loans, compared to $5,942,000 or 1.6% of total loans at December 31, 1996. The Bank had no write offs during the first half of 1997, the fourth consecutive year with no loan write-offs, and has nonperforming loans of .10% of total loans at June 30, 1997. Management considers the allowance to be adequate at this time. At June 30, 1997, the Bank had no impaired loans.

Securities available for sale totaled $159,373,000 or 26.2% of total assets at June 30, 1997. The Bank continues to maintain very high investment quality with 76.4% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on or off balance-sheet derivatives. The total market value of the portfolio increased $990,000 (net of tax) during the second quarter of 1997. This is a reflection of the decrease in bond rates on both long and short-term security maturities. The Bank's portfolio has a weighted average life to maturity of approximately 2.2 years.

Consolidated net income for the second quarter of 1997 was $1,705,000 or $.87 per share, and $3,299,000 or $1.68 per share for the first half of 1997. This compares to $1,461,000 or $.75 per share for the second quarter of 1996, and $2,827,000 or $1.44 per share for the first half of 1996, after giving retroactive effect to a six percent stock dividend issued during June 1996. The increase in income before provision for federal income taxes, excluding securities gains, for the first half of 1997, represents a 17.8% increase over the same period of 1996. This increase is a direct result of growth in earning assets and careful attention to noninterest expenses. The income tax provision of 32% for the first half of 1997, remained comparable to the same period last year.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Other expenses continue to increase as the Bank grows. Net overhead as a percentage of average assets has increased only slightly from 1.74% for the year ended December 31, 1996, to 1.76% for the first half of 1997. Salaries and benefits represent 53.5% of other expenses for the second quarter of 1997 compared to 51.7% for the second quarter of 1996. Salary expense for the first half of 1997, increased 25.4% over the same period for 1996. Staff levels have increased from 76 to 96 (full time equivalents) over the past 12 months, due in part to having additional space available following completion of a building expansion project over the past nine months. Average assets per employee has increased from $6,702,000 at December 31, 1996, to $6,784,000 at June 30, 1997.

The Tier I Capital ratio was 9.62%, the Total Capital ratio was 10.87%, and the Leverage ratio was 7.28% at June 30, 1997, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements.

Shareholders equity has continued to increase from retained earnings of net income. A $.17 per share cash dividend was declared on June 30, 1997, payable on July 25, 1997. Annualized, this cash dividend represents 20% of the current years projected earnings.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 130, Reporting Comprehensive Income. The Company expects that adoption of these Statements will not have a significant impact on the consolidated financial statements.

In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase from primary earnings per share to basic earnings per share for the first half of 1997 and the first half of 1996 of $.06 and $.06 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not material.

                             CAPITAL HOLDINGS, INC.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held on April 17, 1997, pursuant to the attached Notice of Annual Meeting and Proxy Statement dated March 20, 1997:

         1)    each of the five nominees were elected as directors
                           (1,372,966 votes for, 18,140 votes against, 7,520
                             votes abstained and 500,216 votes not voted).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

         (b) No reports on Form 8-K were filed for the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAPITAL HOLDINGS, INC.

Date 8/11/97                      /s/ Michael P. Killian
    ----------------             -----------------------------------------------
                                   Michael P. Killian, Chief Financial Officer,
                                            Senior Vice President