Form 10-Q
period 1997-09-30
CAPITAL HOLDINGS INC
filed 1997-11-12
CIK 837858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended SEPTEMBER 30, 1997

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

As of September 30, 1997, there were 1,900,308 shares of common stock outstanding.

                             CAPITAL HOLDINGS, INC.

                                      INDEX


                                                                                            PAGE NUMBER
                                                                                            -----------
PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.           Financial Statements (Unaudited):

                  Consolidated balance sheets
                           September 30, 1997 and December 31, 1996                              3

                  Consolidated statements of income
                           Three months ended September 30, 1997 and 1996;
                           Nine months ended September 30, 1997 and 1996                         4

                  Consolidated statements of shareholders' equity
                           Nine months ended September 30, 1997 and 1996                         5

                  Consolidated statements of cash flows
                           Nine months ended September 30, 1997 and 1996                         6

                  Notes to consolidated financial statements                                     7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      8 - 9




PART II.  OTHER INFORMATION                                                                      10
---------------------------


SIGNATURES                                                                                       11
----------

                             CAPITAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          (UNAUDITED)
                                                                      SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                      ------------------  -----------------
ASSETS
      Cash and due from banks                                            $ 14,288,416      $ 13,958,201

      Investment Securities Available for sale, at fair value             162,659,296       159,209,293

      Loans                                                               427,958,382       380,160,315
          Less: Allowance for credit losses                                 6,662,377         5,942,377
                                                                         ------------      ------------
      Net loans                                                           421,296,005       374,217,938

      Bank premises and equipment                                           9,411,594         6,010,385
      Interest receivable and other assets                                  7,626,347         6,329,983
                                                                         ------------      ------------
Total Assets                                                             $615,281,658      $559,725,800
                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
      Deposits:
          Interest bearing                                               $488,310,518      $430,324,792
          Noninterest bearing                                              43,589,594        40,418,300
                                                                         ------------      ------------
      Total deposits                                                      531,900,112       470,743,092

      Short-term borrowings                                                30,158,361        42,330,560
      Interest payable and other liabilities                                6,754,193         5,062,044
                                                                         ------------      ------------
Total Liabilities                                                         568,812,666       518,135,696

SHAREHOLDERS' EQUITY
      Common stock, no par value, $.50 stated value;
          3,000,000 shares authorized and 1,900,308 shares
          issued and outstanding (1,897,508 in 1996)                          950,154           948,754
      Capital in excess of stated value                                    30,975,856        30,893,093
      Retained earnings                                                    13,534,967         9,217,448
      Unrealized net holding gains on securities available for sale         1,008,015           530,809
                                                                         ------------      ------------
Total Shareholders' Equity                                                 46,468,992        41,590,104
                                                                         ------------      ------------
Total Liabilities and Shareholders' Equity                               $615,281,658      $559,725,800
                                                                         ============      ============



See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30                         SEPTEMBER 30
                                                               1997             1996               1997             1996
                                                           -----------      ------------       -----------      ------------
Interest income:
       Loans, including fees                               $ 9,380,805      $  7,591,231       $26,993,046      $ 21,995,899
       Securities                                            2,527,214         2,499,325         7,704,506         7,044,914
       Federal funds sold                                       33,128            20,275           204,575            75,353
                                                           -----------      ------------       -----------      ------------
Total interest income                                       11,941,147        10,110,831        34,902,127        29,116,166

Interest expense:
       Deposits                                              6,478,048         5,237,378        18,895,954        14,946,819
       Short-term borrowings                                   347,733           471,602           956,788         1,431,945
                                                           -----------      ------------       -----------      ------------
Total interest expense                                       6,825,781         5,708,980        19,852,742        16,378,764
                                                           -----------      ------------       -----------      ------------
Net interest income                                          5,115,366         4,401,851        15,049,385        12,737,402

Provision for credit losses                                    240,000           240,000           720,000           680,000
                                                           -----------      ------------       -----------      ------------
Net interest income after provision for credit losses        4,875,366         4,161,851        14,329,385        12,057,402

Other income:
       Securities gains, net                                     5,496           (83,359)           13,302           (55,433)
       Other                                                   336,009           272,234           895,742           710,210
                                                           -----------      ------------       -----------      ------------
Total other income                                             341,505           188,875           909,044           654,777

Other expenses:
       Salaries and employee benefits                        1,434,221         1,182,914         4,192,802         3,382,253
       FDIC premiums                                            16,641               500            45,543             1,500
       Equipment                                               180,355           104,114           414,179           305,141
       Taxes other than income                                  97,269           137,716           301,033           401,616
       Courier services                                        131,466           121,003           389,449           358,097
       Net occupancy                                            87,054            43,549           234,939           116,133
       Other                                                   815,476           684,158         2,347,105         1,925,207
                                                           -----------      ------------       -----------      ------------
Total other expenses                                         2,762,482         2,273,954         7,925,050         6,489,947
                                                           -----------      ------------       -----------      ------------
Income before provision for federal income tax               2,454,389         2,076,772         7,313,379         6,222,232

Provision for federal income tax                               790,000           658,000         2,350,000         1,976,000
                                                           -----------      ------------       -----------      ------------

Net income                                                 $ 1,664,389      $  1,418,772       $ 4,963,379      $  4,246,232
                                                           ===========      ============       ===========      ============

Net income per share                                       $      0.84      $       0.73       $      2.52      $       2.17
                                                           ===========      ============       ===========      ============

Average number of common shares and
   common stock equivalents outstanding                      1,970,410         1,954,773         1,969,625         1,957,784
                                                           ===========      ============       ===========      ============


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                                 COMMON STOCK            CAPITAL IN                   UNREALIZED        TOTAL
                                         ----------------------------     EXCESS OF      RETAINED     NET HOLDING   SHAREHOLDERS'
                                           SHARES           AMOUNT       STATED VALUE    EARNINGS    GAINS/(LOSSES)    EQUITY
                                         -----------    -------------   ---------------------------------------------------------
Balance at January 1, 1997               1,897,508         $948,754       $30,893,093    $9,217,448     $530,809     $41,590,104

Net income                                                                                4,963,379                   $4,963,379

Exercise of 1,022 common stock options
  at $10.78 per share                        1,022              511            10,506                                    $11,017

Issuance of 1778 shares of common stock      1,778              889            72,257                                    $73,146

Change in unrealized gains and (losses),
  net of tax                                                                                             477,206        $477,206

Cash dividend declared, $.34 per share                                                     (645,860)                   ($645,860)

                                         ----------------------------------------------------------------------------------------
Balance at September 30, 1997            1,900,308         $950,154       $30,975,856   $13,534,967   $1,008,015     $46,468,992
                                         ========================================================================================






Balance at January 1, 1996               1,777,727         $888,864       $27,136,543    $6,878,138   $1,232,517     $36,136,062

Net income                                                                                4,246,232                   $4,246,232

Change in unrealized gains and (losses),
  net of tax                                                                                          (1,751,081)    ($1,751,081)

6% Stock Dividend                          106,324           53,161         3,322,625    (3,386,568)                    ($10,782)

                                         ----------------------------------------------------------------------------------------
Balance at September 30, 1996            1,884,051         $942,025       $30,459,168    $7,737,802    ($518,564)    $38,620,431
                                         ========================================================================================


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                    1997              1996
                                                                               ------------       ------------
OPERATING ACTIVITIES:
    Net Income                                                                 $  4,963,379       $  4,246,232
    Adjustments to reconcile net income to net
       cash provided by operating activities:
            Provision for credit losses                                             720,000            680,000
            Depreciation and amortization                                           301,256            222,222
            Amortization and accretion of security premiums and discounts           (63,532)           (36,381)
            Loss (Gain) on sale of securities                                       (13,302)            55,434
            Deferred income taxes                                                  (244,800)          (231,200)
            Changes in assets and liabilities:
                Increase in interest receivable and other assets                 (1,297,397)        (1,442,709)
                Increase in interest payable and other liabilities                1,369,097          1,054,838
                                                                               ------------       ------------
    Total adjustments                                                               771,322            302,204
                                                                               ------------       ------------
    Net cash provided by operating activities                                     5,734,701          4,548,436

INVESTING ACTIVITIES:
    Purchase of securities available for sale                                   (28,708,336)       (57,525,503)
    Net increase in loans                                                       (47,798,067)       (29,983,627)
    Purchase of bank premises and equipment                                      (3,702,466)          (160,212)
    Proceeds from maturities of securities available for sale                    11,546,926          2,090,194
    Proceeds from sales of securities available for sale                         14,511,281         35,432,969
                                                                               ------------       ------------
    Net cash used in investing activities                                       (54,150,662)       (50,146,179)

FINANCING ACTIVITIES:
    Net increase in deposits                                                     61,157,020         42,735,625
    Net decrease in short-term borrowings                                       (12,172,199)         4,626,622
    Issuance of common stock                                                         84,163               --
    Dividends paid                                                                 (322,808)           (10,782)
                                                                               ------------       ------------
    Net cash provided by financing activities                                    48,746,176         47,351,465
                                                                               ------------       ------------

Increase in cash and cash equivalents                                               330,215          1,753,722
Cash and cash equivalents at beginning of period                                 13,958,201         13,047,891
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $ 14,288,416       $ 14,801,613
                                                                               ============       ============

Supplemental disclosures:
    Interest paid                                                              $ 19,383,415       $ 16,332,126
                                                                               ============       ============
    Income taxes paid                                                          $  2,225,000       $  2,225,000
                                                                               ============       ============
    Dividends declared                                                         $    323,052               --
                                                                               ============       ============

See Accompanying Notes

                             CAPITAL HOLDINGS, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

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

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at September 30, 1997 was $196,097,000 and $13,489,000, respectively, compared to $122,403,000 and $9,407,000, respectively, at December 31, 1996. The increase in loan commitments is due to owner-occupied real estate construction to take place within the next twelve months. Management does not anticipate any significant losses as a result of these commitments.

                             CAPITAL HOLDINGS, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




The Company's primary asset is its subsidiary bank, which is in its ninth year of operation. During the third quarter of 1997, the Bank experienced a minimal decrease in net deposits. Deposits decreased $2,367,000 or 0.4% for the third quarter and increased $61,157,000 or 13.0% for the nine months ended September 30, 1997.

Loan growth for the third quarter of 1997 was $5,375,000 or 1.3% and $47,078,000 or 12.6% for the nine months ended September 30, 1997. The allowance for credit losses at September 30, 1997, was $6,662,000 or 1.6% of total loans, compared to $5,942,000 or 1.6% of total loans at December 31, 1996. The Bank had no write offs during the nine months ended September 30, 1997, the fourth consecutive year with no loan write-offs, and has nonperforming loans of .12% of total loans at September 30, 1997. Management considers the allowance to be adequate at this time. At September 30, 1997, the Bank had no impaired loans.

Securities available for sale totaled $162,659,000 or 26.4% of total assets at September 30, 1997. The Bank continues to maintain very high investment quality with 77.0% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on or off balance-sheet derivatives. The total market value of the portfolio increased $810,000 (net of tax) during the third quarter of 1997. This is a reflection of the decrease in bond rates on both long and short-term security maturities. The Bank's portfolio has a weighted average life to maturity of approximately 2.1 years.

Consolidated net income for the third quarter of 1997 was $1,664,000 or $.84 per share, and $4,963,000 or $2.52 per share for the nine months ended September 30, 1997. This compares to $1,419,000 or $.73 per share for the third quarter of 1996, and $4,246,000 or $2.17 per share for the nine months ended September 30, 1996, after giving retroactive effect to a six percent stock dividend issued during June 1996. The increase in income before provision for federal income taxes, excluding securities gains, for the nine months ended September 30, 1997, represents a 16.3% increase over the same period of 1996. This increase is a direct result of growth in earning assets and careful attention to noninterest expenses. The income tax provision of 32% for the nine months ended September 30, 1997, remained comparable to the same period last year.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Other expenses continue to increase as the Bank grows. Net overhead as a percentage of average assets has increased only slightly from 1.74% for the year ended December 31, 1996, to 1.78% for the nine months ended September 30, 1997. Salaries and benefits represent 51.9% of other expenses for the nine months ended September 30, 1997 compared to 52.0% for the nine months ended September 30, 1996. Salary expense for the nine months ended September 30, 1997, increased 24.0% over the same period for 1996. Staff levels have increased from 77 to 96 (full time equivalents) over the past 12 months, due in part to having additional space available following completion of a building expansion project over the past year. Average assets per employee has decreased from $6,702,000 at December 31, 1996, to $6,615,000 at September 30, 1997.

The Tier I Capital ratio was 9.82%, the Total Capital ratio was 11.07%, and the Leverage ratio was 7.48% at September 30, 1997, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements.

Shareholders equity has continued to increase from retained earnings of net income. A $.17 per share cash dividend was paid on July 25, 1997, another $.17 per share cash dividend was declared on September 30, 1997, payable on October 25, 1997. Annualized, this cash dividend represents 20% of the current years projected earnings.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, and SFAS No. 130, Reporting Comprehensive Income. The Company expects that adoption of these Statements will not have a significant impact on the consolidated financial statements.

In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase from primary earnings per share to basic earnings per share for the nine months ended September 30, 1997 and the nine months ended September 30, 1996 of $.09 and $.08 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not material.

                             CAPITAL HOLDINGS, INC.




PART II.  OTHER INFORMATION
---------------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule


         (b) No reports on Form 8-K were filed for the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     CAPITAL HOLDINGS, INC.





Date  11/10/97                    /s/ Michael P. Killian
     ------------------------     -------------------------------------------
                                  Michael P. Killian, Chief Financial Officer,
                                           Senior Vice President