Form 10-K405
period 1997-12-31
CAPITAL HOLDINGS INC
filed 1998-03-19
CIK 837858

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1997

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

                         COMMON STOCK, WITHOUT PAR VALUE
                         -------------------------------
                                (Title of Class)

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 10, 1998 was $94,023,970.

         The number of shares of Registrant's Common Stock outstanding on March 10, 1998 was 2,000,510.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Annual Report to Shareholders for fiscal year ended December 31, 1997 - Parts II and IV.
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 1998 - Part III.

                             CAPITAL HOLDINGS, INC.
                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                   PAGE
                                                                                                 NUMBER
                                                                                                 ------


                                     PART I

Item 1.           Business............................................................................3
Item 2.           Properties..........................................................................4
Item 3.           Legal Proceedings...................................................................4
Item 4.           Submission of Matters to a Vote of Security Holders.................................4




                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                           Shareholder Matters........................................................4
Item 6.           Selected Financial Data.............................................................5
Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations........................................6
Item 8.           Financial Statements and Supplementary Data........................................19
Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure....................................21




                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.................................21
Item 11.          Executive Compensation.............................................................21
Item 12.          Security Ownership of Certain Beneficial Owners
                           and Management............................................................21
Item 13.          Certain Relationships and Related Transactions.....................................21




                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K...............................................................22

Signatures...........................................................................................23

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

         The Bank opened for business on August 24, 1989, with $12.4 million in equity capital contributed by the Company. As of December 31, 1997, the total assets of the Company were $669.5 million with equity capital of $50.5 million. At December 31, 1996, the Company's total assets were $559.7 million with equity capital of $41.6 million. On December 31, 1997 and 1996, the Bank paid the parent Company a $4.0 million and $10.0 million, respectively, cash dividend which was then subordinated back into the Bank. See "Capital Resources and Dividends" narrative in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

COMPETITION
-----------

         The Bank's primary competition for banking services comes from other financial institutions located in Lucas and Wood counties. There are currently 14 commercial banks, 5 savings and loans, 1 savings bank and 48 credit unions believed to be operating physical facilities in these counties. Many of these institutions are affiliates of companies which have significantly greater assets than the Bank. As of June 30, 1997 (the most recent date for which information is readily available), total deposits held by financial institutions in Lucas and Wood counties approximated $7.1 billion. Since its opening on August 24, 1989, the Bank has grown from $12.4 million in assets to $669.7 million in assets as of December 31, 1997. The management of the Bank believes the primary reason for the Bank's success in deposit and loan growth is tied directly to its niche orientation, and the fact that its products are delivered through highly personalized service, as well as being very competitive with other financial institutions in its market area.

EMPLOYEES
---------

         The Company's primary purpose is to operate as a bank holding company for its bank subsidiary, Capital Bank, N.A. Therefore, the Company has no compensated employees. As of December 31, 1997, the Bank had 98 full-time equivalent employees, which represents a 26% increase in staff since December 31, 1996, at which time there were 78 full-time equivalent employees, and a 654% increase in staff since the Bank opened in August of 1989 with 13 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement.

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

ITEM 2.  PROPERTIES
-------  ----------

         The Company, through its wholly-owned subsidiary, CBNA Building Company, owns real estate at 5520 Monroe Street which includes a 50,000 square foot main office facility. A building expansion of 25,000 square feet was started in the third quarter of 1996 with final occupancy taken in the second quarter of 1997. The facility provides the Bank with Class A office space and all necessary technological supports to operate an effective, personalized bank which meets the goals of the Company and the Bank. Management of the Company and Bank as well as the respective Boards of Directors of these organizations, believe that the facility will be sufficient for expected growth in the Bank for the foreseeable future.



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




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         NONE.



                                    PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-------  ---------------------------------------------------------------------

         There is no established public market for the common stock of the Company.

         There were 980 shareholders of record as of March 10, 1998.

         In 1997, three quarterly cash dividends totaling $984,487 were declared on the Company's common stock. As of December 31, 1997, $645,860 of those dividends had been paid out in cash. The dividend declared represented $.17 per share per quarter for 1997. The Company expects to continue paying quarterly cash dividends at approximately the current rate. The ability of the Company to pay cash dividends is dependent in large part on the ability of the Bank to pay dividends to the Company. The Bank is a national banking association and, as such, is subject to restrictions and limitations on the amount and timing of the dividends it may pay pursuant to the national banking laws and regulations. See "Liquidity" narrative in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

         Valuation of the Company's Common Stock is performed by an independent financial consulting firm experienced in appraisals of commercial banks and bank holding companies. The fair value of the Company's Common Stock was $47.00, $37.50 and $29.95 per share at December 31, 1997, 1996 and 1995, respectively, after giving retroactive effect to a 6% stock dividend issued during 1996 and 1995.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                    AS OF AND FOR THE YEAR-ENDED DECEMBER 31

                                               1997              1996              1995              1994              1993
                                         ----------        ----------        ----------        ----------        ----------
CONSOLIDATED RESULTS
   OF OPERATIONS:
Interest income                          $   47,593        $   39,639        $   34,752        $   26,330        $   19,508
Interest expense                             27,026            22,305            19,964            13,188             9,261
                                         ----------        ----------        ----------        ----------        ----------
Net interest income                          20,567            17,334            14,788            13,142            10,247
Provision for credit losses                   1,005               980               850               993               920
                                         ----------        ----------        ----------        ----------        ----------
Net interest income after
   provision for credit losses               19,562            16,354            13,938            12,149             9,327
Other income                                  1,205               874               753               636               589
Other expense                                10,752             8,821             7,590             6,860             5,612
                                         ----------        ----------        ----------        ----------        ----------
Income before income taxes                   10,015             8,407             7,101             5,925             4,304
Income taxes                                  3,234             2,681             2,256             1,844             1,362
                                         ----------        ----------        ----------        ----------        ----------
Net income                               $    6,781        $    5,726        $    4,845        $    4,081        $    2,942
                                         ==========        ==========        ==========        ==========        ==========


CONSOLIDATED BALANCE
   SHEET DATA:
Total assets                             $  669,540        $  559,726        $  483,170        $  417,832        $  322,517
Cash and cash equivalents                    23,292            13,958            13,048            10,847             5,730
Securities available for sale (1)           167,521           159,209           140,627            77,982            54,318
Securities held to maturity                       -                 -                 -            71,920            63,945
Loans, net of deferred loan fees            469,036           380,160           324,788           251,184           194,870
Allowance for credit losses                   6,947             5,942             4,960             4,110             3,117
Deposits                                    579,661           470,743           407,622           357,533           262,732
Shareholders' equity                         50,547            41,590            36,136            27,565            26,947


PER SHARE DATA (2):
Net income:
       Basic                             $     3.57        $     3.04        $     2.59        $     2.20        $     1.61
       Diluted                                 3.43              2.94              2.51              2.14              1.56

Book value at period end                      25.38             21.92             19.18             14.75             14.56

Average shares outstanding:
       Basic                              1,899,904         1,884,278         1,869,017         1,853,856         1,832,886
       Diluted                            1,975,818         1,947,655         1,927,679         1,910,310         1,883,615

 (1) The Company adopted Financial Accounting Standards No. 115 in 1993. See "Securities" narrative in Management's Discussion and Analysis of Financial Condition and Results of Operations.

 (2) The Company adopted Financial Accounting Standards No. 128, Earnings Per Share effective December 31, 1997. Basic per share amounts are based upon weighted-average number of common shares outstanding for each period, after giving retroactive effect to a 6% stock dividend issued during 1996, 1995, 1994 and 1993. Diluted per share amounts are based upon weighted-average number of common shares outstanding including dilutive effects of options, warrants and convertible securities for each period, after giving retroactive effect to a 6% stock dividend issued during 1996, 1995, 1994 and 1993. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements. Book value at period end per share amounts are based upon year-end shares outstanding for each period.

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

         The Company was organized in July 1988 and commenced banking operations in August 1989. The Company achieved profitable operations during 1990 and continued to experience significant growth in assets, deposits and profitability during the three years ended December 31, 1997.


                              RESULTS OF OPERATIONS
                              ---------------------


NET INTEREST INCOME
-------------------

         Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Net interest income increased 19%, 17% and 13% in 1997, 1996 and 1995, respectively. TABLE 1 is an analysis of factors affecting this change. TABLE 2 sets forth an analysis of the changes in interest earned and interest paid resulting from changes in volume and rates during each of the two years in the period ended December 31, 1997. Net interest margin (net interest income divided by average earning assets) was 3.58% for 1997, 3.59% for 1996 and 3.54% for 1995.

         Average loans outstanding increased 23%, 20% and 31% in 1997, 1996 and 1995, respectively. Average yield on these loans was 8.83%, 8.79% and 8.98%, respectively. The changes in yield are reflective of the change in market rates and the refinancing opportunities available during these periods. Securities represent 28% of the total average earning assets of the Company at December 31, 1997, and the average yields were 6.62%, 6.65% and 6.71% as of December 31, 1997, 1996 and 1995, respectively. The changes in yield are due to changes in market rates and portfolio mix.

         Average total interest bearing liabilities increased to $517 million in 1997 compared with $432 million in 1996 and $376 million in 1995. The average cost of interest bearing liabilities was 5.23%, 5.17% and 5.30% for the same periods. The increase in yield is a direct reflection of the increased volume and increasing short term rates.

                TABLE 1 - CONSOLIDATED AVERAGE BALANCE SHEETS AND
                         ANALYSIS OF NET INTEREST INCOME
                             (DOLLARS IN THOUSANDS)

                                                1997                          1996                               1995
                                --------------------------------  ----------------------------   ----------------------------------
                                              INTEREST   AVERAGE            INTEREST   AVERAGE                 INTEREST     AVERAGE
                                   AVERAGE    EARNED OR  YIELD OR  AVERAGE  EARNED OR  YIELD OR    AVERAGE     EARNED OR    YIELD OR
                                   BALANCE      PAID       COST    BALANCE    PAID       COST      BALANCE       PAID         COST
                                --------------------------------  ----------------------------   ----------------------------------

Interest Earning Assets:
   Securities:
      Taxable                       $148,361     $9,671    6.52%  $136,202    $8,915     6.55%     $126,943      $8,386      6.61%
      Tax exempt                      13,623      1,058    7.77%    13,321     1,035     7.77%       13,121       1,017      7.75%
   Loans                             418,029     36,924    8.83%   340,035    29,899     8.79%      283,577      25,466      8.98%
   Federal funds sold                  5,268        300    5.69%     2,660       142     5.34%        3,873         229      5.91%
                                   --------------------           ------------------              ---------------------
Total Interest Earning Assets        585,281     47,953    8.19%   492,218    39,991     8.12%      427,514      35,098      8.21%

Noninterest Earning Assets:
   Cash and due from banks            13,191                        10,641                            9,593
   Bank premises and
         equipment-net                 8,723                         4,797                            4,211
   Other assets                        7,073                         6,051                            5,662
   Less allowance for credit losses   (6,388)                       (5,380)                          (4,574)
                                   ---------                      --------                        ---------
                                    $607,880                      $508,327                         $442,406
                                   =========                      ========                        =========

Interest Bearing Liabilities:
   Interest checking                $138,910      5,847    4.21%   $99,839     3,799     3.81%      $89,608       3,728      4.16%
   Savings deposits                   17,671        509    2.88%    19,449       566     2.91%       20,729         674      3.25%
   Time deposits                     333,114     19,296    5.79%   278,101    16,086     5.78%      236,607      13,897      5.87%
   Short-term borrowings              26,849      1,374    5.12%    34,423     1,854     5.39%       29,457       1,665      5.65%
                                   --------------------           ------------------              ---------------------
Total Interest Bearing Liabilities   516,544     27,026    5.23%   431,812    22,305     5.17%      376,401      19,964      5.30%

Noninterest Bearing Liabilities:
   Demand deposits                    42,372                        35,307                           31,282
   Other                               4,404                         3,517                            3,054
                                   ---------                      --------                        ---------
Total Liabilities                    563,320                       470,636                          410,737

Shareholders' Equity                  44,560                        37,691                           31,669
                                   ---------                      --------                        ---------
                                    $607,880                      $508,327                         $442,406
                                   =========                      ========                        =========

Net Interest Income                             $20,927                      $17,686                            $15,134
                                                =======                      =======                            =======

Net Yield on Interest Earning Assets                       3.58%                         3.59%                               3.54%
                                                         ======                        ======                              ======



NOTE: Nonaccrual loans are included in average loan balances. Interest income includes the effect of tax equivalent adjustments amounting to $360 in 1997, $352 in 1996 and $346 in 1995, using a 34% tax rate. This rate is based upon the statutory rate and is not necessarily intended to represent the Company's effective or incremental rate.

                TABLE 2 - ANALYSIS OF NET INTEREST INCOME CHANGES
                             (DOLLARS IN THOUSANDS)



                                                   1997 COMPARED TO 1996                           1996 COMPARED TO 1995
                                                    INCREASE (DECREASE)                             INCREASE (DECREASE)
                                          -------------------------------------            ------------------------------------
                                            VOLUME          RATE          NET                VOLUME         RATE         NET
                                          -------------------------------------            ------------------------------------


Interest on Earning Assets:
   Securities                                 $821          ($42)         $779                 $620          ($73)        $547
   Loans                                     6,888           137         7,025                4,960          (527)       4,433
   Federal funds sold                          148            10           158                  (67)          (20)         (87)
                                          -------------------------------------            ------------------------------------

Total Interest Income Changes               $7,857          $105        $7,962               $5,513         ($620)      $4,893
                                          =====================================            ====================================



Expense on Interest Bearing Liabilities:
   Deposits                                 $4,746          $455        $5,201               $2,621         ($469)      $2,152
   Short-term borrowings                      (391)          (89)         (480)                 260           (71)         189
                                          -------------------------------------            ------------------------------------

Total Interest Expense Changes              $4,355          $366        $4,721               $2,881         ($540)      $2,341
                                          =====================================            ====================================






NOTE: The change in interest not due solely to volume or rate has been allocated between the factors in proportion to the absolute dollar amounts of the change in each. Changes in securities reflect taxable equivalent adjustments.

PROVISION FOR CREDIT LOSSES
---------------------------

         The provision for credit losses was $1,005,000, $980,000 and $850,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Total allowance for credit losses as a percentage of total loans outstanding at year end was 1.5%, 1.6% and 1.5% for the years ended December 31, 1997, 1996 and 1995, respectively.

         Management maintains the allowance for credit losses at a level adequate to absorb potential future losses. The evaluation performed is based upon a continuous review of historical credit loss experience, specifically identified problem loans, composition and growth of the loan portfolio, current and projected economic conditions and other pertinent factors.

         Due to its focus on credit quality, the Company has experienced minimal problems with asset quality and loan charge-offs. The Company has had four consecutive years of no loan charge-offs and a total of only $216,000 in charge-offs since its inception. Additional information regarding the provision and allowance for credit losses is contained in the "Earning Assets" narrative.


OTHER INCOME
------------

         Other income consists primarily of merchant fees, credit card interchange fees and service fees on deposit accounts. Total other income of approximately $1,205,000 for 1997 increased approximately $331,000 or 38% when compared to 1996 and 16% when 1996 is compared to 1995. Merchant and credit card interchange fees combined was approximately $777,000, $620,000 and $374,000 in 1997, 1996 and 1995, respectively. Service charges on deposit accounts were approximately $313,000, $253,000 and $252,000 in 1997, 1996 and 1995,
respectively.


OTHER EXPENSES
--------------

         Noninterest expense increased 22% in 1997 and 16% in 1996. Salaries and benefits, which accounted for 53% in both 1997 and 1996 of noninterest expenses, increased by 22% in 1997 and 24% in 1996. Full-time equivalent employees increased 26% in 1997 and 22% in 1996. Management continues to control overhead expense without impairing the quality of service provided to customers. Operating from a single location has proven both efficient and effective. The Company's total assets per employee approximated $6.8 million and $7.2 million at December 31, 1997 and 1996, respectively; this compares very favorably to banks of similar asset size.

         The Company's efficiency ratio, computed by dividing other expenses by net interest income plus other income, was 49.4% for 1997 and 48.4% for 1996. The increase in the efficiency ratio for 1997 is due primarily to the increased occupancy costs of the building expansion. This ratio should improve going forward as we anticipate continued growth in earnings from this single operating facility. The Company's low ratio is indicative of efficient overhead cost control

         In 1997, occupancy costs increased 88% over 1996 levels, due to the building expansion becoming fully occupied in the second quarter of 1997. Depreciation expense for 1997 was approximately $470,000. This represented a 56% increase over 1996's balance of approximately $302,000.

         During 1997, the assessment paid by the Company to the Federal Deposit Insurance Corporation (FDIC) was $62,000. This compares to only $2,000 being paid in 1996 due to an August 1995 FDIC vote to reduce premiums banks pay on deposits in that year. The FDIC returned to charging an assessment per $100 of deposits, based on your risk classification, in 1997, per the Deposit Insurance Act of 1996. The Company is currently being assessed the lowest premium rate established by the FDIC because it is classified in the highest capital rating category.


PROVISION FOR FEDERAL INCOME TAXES
----------------------------------

         The Federal income tax expense was $3,234,000, $2,681,000 and $2,256,000 in 1997, 1996 and 1995, respectively. During each of these years, the Company realized tax savings from the purchase of tax-free municipal bonds and from a tax-exempt loan. The effective tax rate was 32.3%, 31.9% and 31.8% in 1997, 1996 and 1995, respectively.


                               FINANCIAL CONDITION
                               -------------------

         The following discussions address key elements of financial condition, including earning assets, the sources of funds supporting earning assets, credit quality and experience, asset and liability management, and capital adequacy.

                                 EARNING ASSETS
                                 --------------

LOANS
-----

         Loans comprised 71%, 69% and 66% of the Company's average earning assets in 1997, 1996 and 1995, respectively. Loan volume and quality continue to be strong as the Company grows. The increase in net loans outstanding over the prior year was $88 million, $54 million and $73 million in 1997, 1996 and 1995, respectively.

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

         TABLES 3 and 4 show the composition of the loan portfolio at the end of each of the last five years and the loan maturities and rate sensitivities at December 31, 1997.



                     TABLE 3 - LOAN PORTFOLIO AT DECEMBER 31
                             (DOLLARS IN THOUSANDS)


                                         1997             1996             1995             1994             1993
                                         ----             ----             ----             ----             ----

Commercial                           $103,061         $ 79,492         $ 74,347         $ 59,290         $ 47,893

Real Estate:
   Residential-first mortgage         104,659           86,750           70,969           56,168           47,710
   Commercial-owner occupied           99,537           76,673           70,121           54,480           47,195
   Commercial-investment              130,108          105,275           78,531           57,553           32,981
                                     --------         --------         --------         --------         --------
                                      334,304          268,698          219,621          168,201          127,886

Consumer                               27,849           26,995           25,653           22,757           18,205
Other                                   4,507            5,614            5,767            1,533            1,433
                                     --------         --------         --------         --------         --------

Total Loans                           469,721          380,799          325,388          251,781          195,417

Less deferred loan fees                   685              639              600              597              547
                                     --------         --------         --------         --------         --------
Total loans net of
   deferred loan fees                 469,036          380,160          324,788          251,184          194,870

Less allowance for
   credit losses                        6,947            5,942            4,960            4,110            3,117
                                     --------         --------         --------         --------         --------
Net Loans                            $462,089         $374,218         $319,828         $247,074         $191,753
                                     ========         ========         ========         ========         ========

        The maturity distribution and sensitivity to interest rates of the loan portfolio are two factors in management's evaluation of the risk characteristics and the future profitability of the portfolio.


      TABLE 4 - LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                 WITHIN            1 - 5          OVER 5
                                                 1 YEAR            YEARS           YEARS               TOTAL
                                                 ------            -----           -----               -----
Loan maturities by type (A,C):

   Commercial                                  $ 48,938         $ 38,337        $ 15,786            $103,061

   Real Estate:
      Residential-first mortgage                  7,071            1,340          96,248             104,659
      Commercial-owner occupied                   2,809           29,293          67,435              99,537
      Commercial-investment                      20,527           20,634          88,947             130,108
                                               --------         --------        --------            --------
                                                 30,407           51,267         252,630             334,304

   Consumer                                      18,445            6,333           3,071              27,849

   Other                                            436             -              4,072               4,508
                                               --------         --------        --------            --------

      TOTAL                                    $ 98,226         $ 95,937        $275,559            $469,722
                                               ========         ========        ========            ========

Rate Sensitivities (B,C):
   Fixed Rate Loans                           $  59,926         $253,493       $  21,987            $335,406
   Variable Rate Loans                          134,316           -               -                  134,316
                                               --------         --------        --------            --------
      TOTAL                                    $194,242         $253,493       $  21,987            $469,722
                                               ========         ========       =========            ========

Percent of Total                                 41.35%           53.97%           4.68%             100.00%
                                               ========         ========       =========            ========


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

         Nonperforming assets consist of loans on nonaccrual and loans over 90-days past due as to principal and interest and still in an accrual status. Nonaccrual loans are loans which are 90-days past due and with respect to which, in management's opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis. Loans which are 90-days or more past due and still accruing interest are loans which, in management's opinion, are well secured and are in the process of collection. Nonperforming loans amounted to $673,000, $454,000, $138,000 and $25,000 at December 31, 1997, 1996, 1995 and 1994, respectively, which consistently represents less than .15% of total loans for the same periods.

         Potential problem loans are those loans which are on the Bank's "Watch List" and exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. Management reviews this list regularly and adjusts for changing conditions.

TABLE 5 is a summary of credit loss experience for the five years ending December 31, 1997.


                      TABLE 5 - ALLOWANCE FOR CREDIT LOSSES
                             (DOLLARS IN THOUSANDS)


                                                        1997            1996            1995            1994            1993
                                                        ----            ----            ----            ----            ----

Balance at beginning of year                       $   5,942       $   4,960       $   4,110       $   3,117       $   2,249

Loans charged off:
   Commercial                                              -               -               -               -               -
   Residential real estate                                 -               -               -               -             (25)
   Consumer and other                                      -               -               -               -             (27)
                                                   ---------       ---------       ---------       ---------       ---------
      Total loans charged off                              -               -               -               -             (52)

Recoveries:
   Consumer and other                                      -               2               -               -               -
                                                   ---------       ---------       ---------       ---------       ---------
      Total recoveries                                     -               2               -               -               -

      Net loans charged off                                -               -               -               -             (52)

Provision for credit losses                            1,005             980             850             993             920
                                                   ---------       ---------       ---------       ---------       ---------
Balance at end of year                             $   6,947       $   5,942       $   4,960       $   4,110       $   3,117
                                                   =========       =========       =========       =========       =========

Total loans outstanding at year-end                $ 469,722       $ 380,799       $ 325,388       $ 251,781       $ 195,417
                                                   =========       =========       =========       =========       =========
Average loans                                      $ 418,029       $ 340,035       $ 283,577       $ 216,702       $ 163,313
                                                   =========       =========       =========       =========       =========

As a percent of average loans:
   Net charge-offs                                       N/A             N/A             N/A             N/A            0.03%
   Provision for credit losses                          0.24%           0.29%           0.30%           0.46%           0.56%

As a percent of total loans outstanding
at year-end:
   Year-end allowance for credit losses                 1.48%           1.56%           1.52%           1.64%           1.60%

TABLE 6 is an allocation of the allowance for credit losses for the five years ended December 31, 1997:


             TABLE 6 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
                             (DOLLARS IN THOUSANDS)


                                           1997                  1996                 1995                 1994                 1993
                                   -------------       --------------        -------------        -------------        -------------

                                            % OF                 % OF                 % OF                 % OF                 % OF
                                        LOANS TO             LOANS TO             LOANS TO             LOANS TO             LOANS TO
                                  AMT  TTL LOANS       AMT  TTL LOANS        AMT TTL LOANS        AMT TTL LOANS        AMT TTL LOANS
                                  ---  ---------       ---  ---------        -------------        -------------        --- ---------


Commercial                     $  714        22%    $  720        21%     $  957       23%     $  774       23%     $  996       25%

Real Estate:
   Residential - first mortgage   362        22%       240        23%        179       22%        140       22%        126       24%
   Commercial - owner occupied    573        21%       542        20%        422       22%        310       22%        280       24%
   Commercial - investment      1,464        28%     1,263        28%        844       24%        624       23%        368       17%
                             --------      -----     -----      -----     ------     -----     ------      ----     ------      ----

                                2,399        71%     2,045        71%      1,445       68%      1,074       67%        774       65%

Consumer and other                275         7%       293         8%        318        9%        228       10%        184       10%
                             --------      -----    ------      -----     ------      ----     ------      ----     ------      ----


Total allocated                 3,388       100%     3,058       100%      2,720      100%      2,076      100%      1,954      100%
                                            ====                 ====                 ====                 ====                 ====

Total unallocated               3,559                2,884                 2,240                2,034                1,163
                              -------               ------                ------               ------               ------

Total                          $6,947               $5,942                $4,960               $4,110               $3,117
                               ======               ======                ======               ======               ======



         The loan portfolio contains no foreign loans nor any concentration to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.



SECURITIES
----------

         During December 1993, the Company elected to adopt Financial Accounting Standards Board Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115). Securities available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity. The unrealized gain recorded at December 31, 1997, approximated $1,357,000 (net of $698,000 in deferred income taxes); the unrealized gain recorded at December 31, 1996, approximated $531,000 (net of $273,000 in deferred income taxes); and the unrealized gain recorded at December 31, 1995, approximated $1,233,000 (net of $635,000 in deferred income taxes). The designation of such securities is made by management based upon liquidity needs at the time of purchase. There was no designation of securities as available for sale prior to 1992.

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

         The securities available for sale (SAFS) portfolio at December 31, 1997, is composed primarily of U.S. Treasury (19.5%) and U.S. Government Agency Securities (60.4%). The remaining 20.1% is composed of certain other securities. The quality of this portfolio is 80% AAA rated bonds with an average maturity of
2.3 years. The SAFS portfolio represented 25% of total assets at December 31, 1997, and 28% at December 31, 1996.

         The SAFS portfolio at December 31, 1997, includes securities issued by the State of Ohio and the State of Michigan with the following values:

                                       FAIR                 AMORTIZED
                                      VALUE                    COST
                                      -----                    ----
                                            (DOLLARS IN THOUSANDS)

     State of Ohio                   $8,840                    $8,455
     State of Michigan                4,221                     4,083


         TABLES 7 and 8 set forth the carrying value of the SAFS portfolio at the dates indicated, and provide an analysis of the maturities and average yields on a fully taxable equivalent basis (assuming a 34% tax rate) as of December 31, 1997. Classification by maturity is determined by the earlier of maturity date or call date.


                     TABLE 7 - SECURITIES AVAILABLE FOR SALE
                             (DOLLARS IN THOUSANDS)

                         CARRYING VALUE AT DECEMBER 31,

                                    1997          1996          1995          1994          1993
                                    ----          ----          ----          ----          ----
U.S. government securities
   and agency obligations       $130,023      $121,195      $107,759      $ 75,753      $ 49,034

Corporate debt securities         15,614        17,494        13,685             -         3,883

Municipal obligations             14,038        13,661        13,619             -             -

Mortgage-backed securities         3,088         3,087         3,163             -             -

Other securities                   4,758         3,772         2,401         2,229         1,401
                                --------      --------      --------      --------      --------

   TOTAL                        $167,521      $159,209      $140,627      $ 77,982      $ 54,318
                                ========      ========      ========      ========      ========


                TABLE 8 - MATURITY ANALYSIS AT DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                   AFTER 1        AFTER 5
                                                  YEAR BUT      YEARS BUT
                                    WITHIN         WITHIN         WITHIN          AFTER
                                    1 YEAR        5 YEARS       10 YEARS       10 YEARS          TOTAL
                                    ------        -------       --------       --------          -----
U.S. government securities
   and agency obligations       $   49,801       $ 75,994       $  4,228              -       $130,023
Corporate debt securities            4,556          8,970          2,088              -         15,614
Municipal obligations                  386          8,323          4,945            384         14,038
Mortgage-backed securities           1,093          1,995              -              -          3,088
Other securities                         -              8              -          4,750          4,758
                                ----------       --------       --------       --------       --------
   TOTAL                        $   55,836       $ 95,290       $ 11,261       $  5,134       $167,521
                                ==========       ========       ========       ========       ========

WEIGHTED AVERAGE YIELD:
U.S. government securities
   and agency obligations             6.23%          6.64%          6.91%             -           6.49%
Corporate debt securities             6.54%          6.57%          7.14%             -           6.64%
Municipal obligations                 6.22%          7.28%          6.92%          8.07%          7.14%
Mortgage-backed securities            5.58%          5.71%             -              -           5.67%
Other securities                         -           9.00%             -           6.17%          6.17%
   TOTAL                                                                                          6.54%

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


                      TABLE 9 - SECURITIES HELD TO MATURITY
                             (DOLLARS IN THOUSANDS)

                         CARRYING VALUE AT DECEMBER 31,

                                                   1997             1996            1995             1994          1993
                                                   ----             ----            ----             ----          ----
U.S. government securities
   and agency obligations                             -                -               -          $42,441       $36,432

Corporate debt securities                             -                -               -           13,749        13,250
Municipal obligations                                 -                -               -           12,475        10,890
Mortgage-backed securities                            -                -               -            3,225         3,348
Other securities                                      -                -               -               30            25
                                              ---------         --------        --------          -------       -------

   TOTAL                                              -                -               -          $71,920       $63,945
                                              =========         ========        ========          =======       =======




FEDERAL FUNDS SOLD
------------------

         Short-term Federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1997, 1996 and 1995, the average balance of these funds represented less than 1% of average total assets for the same periods. As the Bank has grown, the ability to manage daily liquidity needs has become stable and the use of daily Federal funds sold has been maintained at a very manageable level.

DEFERRED FEDERAL INCOME TAXES
-----------------------------

         Deferred Federal income taxes represent a net asset of $1,086,000 at December 31, 1997. This amount is comprised primarily of deferred taxes relating to the nondeductible portion of the credit allowance offset by the unrealized gains on available for sale securities which total $2,113,000 and $698,000, respectively. Certain limits exist for deduction of the provision related to credit losses that exceeds actual experience. With insignificant loan charge-offs, the Company's tax deduction to date, has been minimal. Sufficient taxable income in prior years exists to realize the deferred tax assets that are recorded.

                                SOURCES OF FUNDS
                                ----------------
DEPOSITS
--------

         The Company's major source of investable funds is core deposits from retail and business customers. These core deposits consist of interest bearing and noninterest bearing deposits, excluding certificates of deposit equal to or greater than $100,000. These core deposits grew to $373 million in 1997 from $332 million in 1996 and $297 million in 1995.

         Certificates of deposit equal to or greater than $100,000 grew to $206 million in 1997 from $138 million in 1996 and $110 million in 1995. The continued strong marketing effort to secure customers willing to consolidate deposits into a single investment (ie. certificate of deposit) has allowed the Company to support a strong loan growth. These funds are used to balance rate sensitivity and as a supplement to core deposits.

         Since the Company places less emphasis on mass marketing of retail products, its customer base consists of higher net worth individuals and their related companies, and retirees. The net growth, since the Company opened in 1989, has been without significant fluctuation and the deposit base has been reliable. Management anticipates a continuation of these trends. Average deposits increased 23% in 1997, 15% in 1996 and 21% in 1995.

TABLE 10 is a summary of the average amount of, and the average rate paid on, each of the Bank's deposit categories.


                           TABLE 10 - AVERAGE DEPOSITS
                             (DOLLARS IN THOUSANDS)

                                                      1997                          1996                          1995
                                                      ----                          ----                          ----
                                               AMOUNT       RATE             AMOUNT       RATE             AMOUNT      RATE
                                               ------       ----             ------       ----             ------      ----
Noninterest
   bearing deposits                           $42,372                      $ 35,307                      $ 31,282
Money market accounts                         138,910      4.21%             99,839      3.81%             89,608     4.16%
Savings                                        17,671      2.88%             19,449      2.91%             20,729     3.25%
Other time deposits                           333,114      5.79%            278,101      5.78%            236,607     5.87%
                                             --------                      --------                      --------
   TOTAL                                     $532,067                      $432,696                      $378,226
                                             ========                      ========                      ========

         The increase (decrease) in average deposits by category for 1997 was as follows: Noninterest bearing deposits, 20%; money market accounts, 39%; savings, (9%) and other time deposits, 20%.

         Certificates of deposit of $100,000 or more grew 49% in 1997. As the Company grows, the market penetration of the retail customer base expands. In addition, customers are continually consolidating banking relationships, taking advantage of the Company's competitively priced deposit products. The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1997, is reflective of the interest rate environment during 1997, which had more favorable rates in long-term investments.

      TABLE 11 - CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AT DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                             1997                    1996                  1995
                                             ----                    ----                  ----
Maturing:
   3 months or less                      $ 93,831                $ 61,849              $ 54,946
   Over 3 to 6 months                      34,268                  28,243                17,077
   Over 6 to 12 months                     34,534                  28,737                20,374
   Over 12 months                          43,819                  19,495                17,806
                                        ---------               ---------              --------

TOTAL                                    $206,452                $138,324              $110,203
                                         ========                ========              ========

SHORT-TERM BORROWINGS
---------------------

         Short-term borrowings were $30 million, $42 million and $35 million at December 31, 1997, 1996 and 1995, respectively.

         Short-term borrowings are primarily composed of advances from The Federal Home Loan Bank (52.5%). The remaining 47.5% is composed of securities sold under agreements to repurchase which are secured transactions, a majority of which mature within one year or less and Federal funds borrowings. Additional information regarding securities sold under agreements to repurchase and Federal Home Loan Bank borrowings is summarized below:


                                             SECURITIES SOLD UNDER
                                            AGREEMENTS TO REPURCHASE                      FEDERAL HOME LOAN BANK
                                            ------------------------                      ----------------------

                                           1997       1996        1995                 1997        1996       1995
                                           ----       ----        ----                 ----        ----       ----
                                                                      (DOLLARS IN THOUSANDS)
Weighted average interest rate
   at year-end                            4.20%      4.31%       5.34%                5.61%       5.56%      5.58%
Amount outstanding at year-end          $14,395    $15,531     $24,203              $15,900     $19,000     $8,000
Maximum amount outstanding at
   any month end                         14,395     26,012      26,003               18,860      19,000      9,000
Daily average amount outstanding
   during the year                       12,926     21,255      23,098               12,216      12,015      5,759
Weighted average interest rate
   for the year                           4.57%      5.30%       5.69%                5.60%       5.51%      5.45%



CAPITAL RESOURCES AND DIVIDENDS
-------------------------------

         Shareholders' equity is a stable, noninterest bearing source of funds which provides support for asset growth and is the primary component of capital. Shareholders' equity at December 31, 1997, 1996 and 1995 was $50.5 million, $41.6 million and $36.1 million, respectively. During 1997 and 1996, the Bank paid a $4,000,000 and $10,000,000, respectively, cash dividend to the parent company. The parent company then issued $4,000,000 and $10,000,000 in 1997 and 1996, respectively, in subordinated debt to the Bank. Principal is due at maturity, January 1, 2008, and January 1, 2007, respectively, with interest payable at 6.75%.

         In April 1993, shareholders voted to increase the authorized common stock from 1.5 million shares to 3.0 million shares. The Company issued a 6% stock dividend in June of 1996, 1995, 1994 and 1993. In June 1997, the Company began to issue quarterly cash dividends of $.17 per share. This totaled $984,487 for 1997.

         The following shows consolidated operating and capital ratios of the Company for each of the past three years ended December 31:

                                                 1997              1996             1995
                                                 ----              ----             ----

Return on average assets                        1.12%             1.13%            1.10%
Return on average equity                       15.22%            15.19%           15.30%
Average equity to average assets                7.33%             7.41%            7.16%
Tier 1 capital  (1)                             9.81%            10.14%           10.19%
Tier 2 capital  (2)                            11.06%            11.39%           11.44%
Leverage  (3)                                   7.67%             7.60%            7.47%


(1) Shareholders' equity less the effect of securities available for sale market value adjustment per FAS No. 115 and intangibles, if applicable, computed as a ratio to risk-adjusted assets, as defined in the 1994 risk-based capital guidelines.
(2) Tier 1 capital plus qualifying credit loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1994 risk- based capital guidelines.
(3) Tier 1 capital, computed as a ratio to the latest quarter's average assets, less goodwill, if applicable.

     The Company's capital ratios are well in excess of the minimum regulatory risk-based capital requirements of 4% for Tier 1 capital and leverage and 8% for Tier 2 capital.

YEAR 2000
---------

         The Company has determined that it will need to modify or replace portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company has initiated discussions with third-party software and hardware suppliers and determined that the Company will have available the operating systems that are fully compliant. The Company has developed a plan to modify its information technology and will begin the conversion by the middle of 1998. All applications and hardware upgrades will be substantially complete by early 1999 at an estimated cost of $100,000 to $250,000, which will be capitalized, that is attributable to Year 2000 issues. We do not expect this project to have a significant effect on operations. The Company's Year 2000 initiative is being managed by a team of internal staff and the internal costs of this activity, which will be expensed, is not expected to be material to the Company's financial position.

         The Company is currently evaluating the Year 2000 readiness of its significant suppliers, large customers and other financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

         While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The costs of Year 2000 modifications and date of completion will be closely monitored and are based on management's best estimates. Actual results, however, could differ from those anticipated.


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

         The Company's major source of funds is a substantial base of core funds, defined as core deposits plus shareholders' equity and other liabilities. The Company supplements core funds by regularly issuing certificates of deposit and repurchase agreements. The Company also has the ability to borrow money on a daily basis through correspondent banks and the Federal Home Loan Bank to satisfy short-term liquidity needs. At December 31, 1997, and 1996, the Company had $36.2 million and $8.2 million, respectively, of unused lines of credit. During January 1997, the Company's Board of Directors approved an increase in the investment by the Bank in the Federal Home Loan Bank from $2.9 million to $6.0 million. This increased the Company's available line of credit with the Federal Home Loan Bank to $36.0 million. The Company currently holds $3.6 million in Federal Home Loan Bank stock.

         In addition to normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 1997, the Company had a total of $186.9 million in unfunded loan commitments and $13.4 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $136.5 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $50.4 million were for loan commitments scheduled to close and become funded within the next six months. The Company monitors fluctuations in balances and manages its overall liquidity, taking into account these unfunded commitments.

         On a parent company basis, the Company's primary source of funds is dividends paid by the subsidiary Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. As of January 1, 1998, the Bank must earn $911,000 or obtain the prior regulatory approval of the Comptroller of the Currency for payment of dividends to the Company.

INTEREST RATE RISK
------------------

         Balance sheet structure and interest rate changes play important roles in the growth of net interest income. The Company's Asset/Liability Committee
(ALCO) manages the overall rate sensitivity and mix of the balance sheet to anticipate and minimize the effects of interest rate fluctuations and maintain a consistent net interest margin. The relative measure of assets and liabilities that will mature or are scheduled to reprice within various time categories is known as "GAP." Because the Company has more liabilities than assets repricing within one year at December 31, 1997, it has a negative GAP and is considered liability sensitive. In a rising rate environment, this liability surplus would most likely detract from net interest income. In a declining rate environment, the effect would most likely be favorable. Experience has shown that this generalization does not fully capture the true dynamics of interest rate changes since asset and liability rates do not adjust equally.


INTEREST RATE SENSITIVITY
-------------------------

         A number of measures are used to monitor and manage interest rate risk, including income simulation and interest sensitivity (GAP) analyses. An income simulation model is management's primary tool used to assess the direction and magnitude of variations in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of financial instruments held for purposes other than trading; changes in market conditions, loan volumes, and pricing; deposit sensitivity; client preferences; and management's financial capital plans. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment and , as a result, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

         Results of the multiple simulations done as of December 31, 1997, suggest that the Corporation could expect net interest income to increase by approximately $754,000 (if interest rates gradually decline by 100 basis points over the next twelve months) and, to decrease by approximately $744,000 (if interest rates gradually increase by 100 basis points over the next twelve months) from 1997 levels of net interest income. These variances in net interest income were well within the Company's policy parameters established to manage such risk. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including the growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preferences and other factors.


         TABLE 12, Interest Rate Sensitivity Analysis, shows as of December 31, 1997, assets and liabilities which are maturing at various periods in time and which will be subject to repricing. A formal asset/liability management analysis is performed on a monthly basis by Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks. This information is presented and reviewed by the "ALCO" Committee.


FORWARD-LOOKING STATEMENTS
--------------------------

         The foregoing disclosure contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. These forward looking statements relate to the impact of Year 200 and the interest rate sensitivity analysis, all changes which are subject to risks and uncertainties that could cause actual results to differ. These risks and uncertainties include unanticipated changes in the competitive environment and relationships with third party vendors and clients and certain other factors discussed in this report.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The Report of Independent Auditors and Consolidated Financial Statements included on pages 9 through 20 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

                  TABLE 12 - INTEREST RATE SENSITIVITY ANALYSIS
                             (DOLLARS IN THOUSANDS)


                                                                           DECEMBER 31, 1997
                                       -----------------------------------------------------------------------------------------

                                           1 TO 4             4 MONTHS            1 TO 5              OVER
                                           MONTHS            TO 1 YEAR            YEARS              5 YEARS           TOTAL
                                       -------------       --------------    --------------       -------------    -------------


Assets:
   Loans, gross                            $165,000            $29,242           $253,493             $21,987         $469,722
   Securities available for sale (1)         28,471             27,365             95,290              16,395          167,521
   Other assets                                                                                        32,297           32,297
                                       ----------------------------------------------------------------------------------------

Total Assets                               $193,471            $56,607           $348,783             $70,679         $669,540
                                       ========================================================================================

Liabilities:
   Savings, time and interest
      checking                             $221,278            $64,848            $37,213                  $0         $323,339
   CD's $100,000 & over                     108,634             53,999             43,711                 108          206,452
   Borrowed funds                            16,500              1,000              5,895               6,900           30,295
   Other liabilities                                                                                   58,907           58,907
                                       ----------------------------------------------------------------------------------------

Total Liabilities                           346,412            119,847             86,819              65,915          618,993

Shareholders' Equity                                                                                   50,547           50,547
                                       ----------------------------------------------------------------------------------------

Total Sources of Funds                     $346,412           $119,847            $86,819            $116,462         $669,540
                                       ========================================================================================

Maturity/rate sensitivity GAP             ($152,941)          ($63,240)          $261,964            ($45,783)

Cumulative GAP                             (152,941)          (216,181)            45,783

Percent of cumulative GAP to
   total assets                                 -23%               -32%                 7%




 (1) This table classifies securities according to sensitivity to changes in interest rates.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
                FINANCIAL DISCLOSURE
                --------------------

         NONE.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

         The following table lists the Non-Director, Executive Officers of the Company and its subsidiary, Capital Bank, N.A., and certain other information with respect to each individual, as of December 31, 1997. The information required by this item with respect to Directors of the Company and its subsidiary, Capital Bank, N.A., is incorporated herein by reference to the information under the heading "Election of Directors and Information with Respect to Directors and Officers" in the definitive Proxy Statement of the Company.


NAME                                AGE       PRINCIPAL OCCUPATION AND DIRECTORSHIP
----                                ---       -------------------------------------

Michael P. Killian                   46       Chief Financial Officer of the Company, Senior Vice President - Operations
                                              and Chief Financial Officer of the Bank

Stephen J. Kovatch                   55       Assistant Secretary of the Company, Senior Vice President - Marketing of the Bank


Bruce K. Lee                         37       Executive Vice President - Lending of the Bank



ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K
--------  --------------------------------------------------------------

(A)      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
         --------------------------------------------------------

         The following consolidated financial statements included in the 1997 Annual Report to Shareholders of Capital Holdings, Inc., are incorporated by reference in ITEM 8:
                      Consolidated Balance Sheets at December 31, 1997 and 1996. Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.
                      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.
                      Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
                      Notes to Consolidated Financial Statements.
         Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(B)      REPORTS ON FORM 8-K
         -------------------

             None

(C)      EXHIBITS
         --------

         EXHIBIT NO.
         -----------

              3.1     Articles of Incorporation of Capital Holdings, Inc.                          *
                                                                                                 ---
              3.2     Code of Regulations of Capital Holdings, Inc.                                *
                                                                                                 ---
              3.3     Articles of Incorporation of Capital Holdings, Inc., as amended              +
                           May 18, 1993                                                          ---
              4.0     Certificate for Common Shares of Capital Holdings, Inc.                      *
                                                                                                 ---
             10       Nonemployee Director Stock Option Plan                                       &
                           of Capital Holdings, Inc.                                             ---

             10.4     1988 Incentive Stock Option Plan of Capital Holdings, Inc.                   *
                                                                                                 ---
             10.5     Lease between Capital Bank, N.A. and CBNA Building Company,                  *
                           a wholly-owned subsidiary of Capital Holdings, Inc.                   ---

             10.6     Supplemental Executive Retirement Plan of Capital Holdings, Inc.             $
                                                                                                 ---
             13       The Company's 1997 Annual Report to Shareholders - Except
                           for the portions of the report expressly incorporated
                           by reference, the Report is furnished solely for the
                           information of the Commission and is not deemed
                           "filed" as part hereof

             21       List of Subsidiaries                                                         *
                                                                                                 ---
                           (i)  Capital Bank, N.A., a national banking
                                association chartered by the Office of the
                                Comptroller of the Currency of the United States
                           (ii)  CBNA Building Company, an Ohio corporation

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



                             CAPITAL HOLDINGS, INC.





            By
                 ---------------------------------------------------------------
                 John S. Szuch                                           Date
                 Chairman and Chief Executive Officer
                 Director





            By
                 ---------------------------------------------------------------
                 Robert A. Sullivan                                      Date
                 President and Chief Operating Officer
                 Director





            By
                 ---------------------------------------------------------------
                 Michael P. Killian                                      Date
                 Senior Vice President and Chief Financial Officer

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Capital Holdings, Inc. and Subsidiaries and in the capacities and on the dates indicated.






            By
                 ---------------------------------------------------------------
                  James M. Appold                                        Date
                  Director




            By
                 ---------------------------------------------------------------
                  David P. Bennett                                       Date
                  Director




            By
                 ---------------------------------------------------------------
                  Yale M. Feniger                                        Date
                  Director




            By
                 ---------------------------------------------------------------
                  George A. Isaac, III                                   Date
                  Director



            By
                 ---------------------------------------------------------------
                  Michael C. Landin                                      Date
                  Director




            By
                 ---------------------------------------------------------------
                  Ronald R. Langenderfer                                 Date
                  Director

            By
                 ---------------------------------------------------------------
                  Joel A. Levine                                         Date
                  Director



            By
                 ---------------------------------------------------------------
                  W. G. Lyden, III                                       Date
                  Director




            By
                 ---------------------------------------------------------------
                  Thomas W. Noe                                          Date
                  Director




            By
                 ---------------------------------------------------------------
                  Noel Romanoff                                          Date
                  Director




            By
                 ---------------------------------------------------------------
                  James D. Sayre                                         Date
                  Director




            By
                 ---------------------------------------------------------------
                  James M. Tuschman                                      Date
                  Director