Form 10-K405/A
period 1997-12-31
CAPITAL HOLDINGS INC
filed 1998-03-30
CIK 837858

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

             23.1     Consent of Independent Auditors

             27       Financial Data Schedule

             27.1     Financial Data Schedules Restated for the period end
                      March 31, 1996; June 30, 1996; September 30, 1996;
                      December 31, 1996.

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



                             CAPITAL HOLDINGS, INC.





            By   /s/ John S. Szuch                                      3/19/98
                 ---------------------------------------------------------------
                 John S. Szuch                                           Date
                 Chairman and Chief Executive Officer
                 Director





            By   /s/ Robert A. Sullivan                                 3/19/98
                 ---------------------------------------------------------------
                 Robert A. Sullivan                                      Date
                 President and Chief Operating Officer
                 Director





            By   /s/ Michael P. Killian                                 3/19/98
                 ---------------------------------------------------------------
                 Michael P. Killian                                      Date
                 Senior Vice President and Chief Financial Officer

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Capital Holdings, Inc. and Subsidiaries and in the capacities and on the dates indicated.






            By    /s/ James M. Appold                                   3/19/98
                 ---------------------------------------------------------------
                  James M. Appold                                        Date
                  Director




            By    /s/ David P. Bennett                                  3/19/98
                 ---------------------------------------------------------------
                  David P. Bennett                                       Date
                  Director




            By    /s/ Yale M. Feniger                                   3/19/98
                 ---------------------------------------------------------------
                  Yale M. Feniger                                        Date
                  Director




            By    /s/ George A. Isaac, III                              3/19/98
                 ---------------------------------------------------------------
                  George A. Isaac, III                                   Date
                  Director



            By    /s/ Michael C. Landin                                 3/19/98
                 ---------------------------------------------------------------
                  Michael C. Landin                                      Date
                  Director




            By    /s/ Ronald R. Langenderfer                            3/19/98
                 ---------------------------------------------------------------
                  Ronald R. Langenderfer                                 Date
                  Director

            By    /s/ Joel A. Levine                                    3/19/98
                 ---------------------------------------------------------------
                  Joel A. Levine                                         Date
                  Director



            By    /s/ W. G. Lyden, III                                  3/19/98
                 ---------------------------------------------------------------
                  W. G. Lyden, III                                       Date
                  Director




            By    /s/ Thomas W. Noe                                     3/19/98
                 ---------------------------------------------------------------
                  Thomas W. Noe                                          Date
                  Director




            By    /s/ Noel Romanoff                                     3/19/98
                 ---------------------------------------------------------------
                  Noel Romanoff                                          Date
                  Director




            By    /s/ James D. Sayre                                    3/19/98
                 ---------------------------------------------------------------
                  James D. Sayre                                         Date
                  Director




            By    /s/ James M. Tuschman                                 3/19/98
                 ---------------------------------------------------------------
                  James M. Tuschman                                      Date
                  Director