Form 10-Q
period 1998-06-30
CAPITAL HOLDINGS INC
filed 1998-08-14
CIK 837858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended JUNE 30, 1998

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

As of June 30, 1998, there were 2,001,143 shares of common stock outstanding.

                             CAPITAL HOLDINGS, INC.

                                      INDEX



                                                                                      PAGE NUMBER
                                                                                      -----------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.           Financial Statements (Unaudited):

                  Consolidated balance sheets
                           June 30, 1998 and December 31, 1997                          3

                  Consolidated statements of income
                           Three months ended June 30, 1998 and 1997                    4
                           Six months ended June 30, 1998 and 1997

                  Consolidated statements of shareholders' equity
                           Six months ended June 30, 1998 and 1997                      5

                  Consolidated statements of cash flows
                           Six months ended June 30, 1998 and 1997                      6

                  Notes to consolidated financial statements                            7


Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8 - 9




PART II.  OTHER INFORMATION                                                             10
---------------------------


SIGNATURES                                                                              11
----------

                             CAPITAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                        (UNAUDITED)
                                                                        JUNE 30, 1998     DECEMBER 31, 1997
                                                                       ---------------    -----------------

ASSETS
    Cash and due from banks                                              $ 17,751,256        $ 15,291,951
    Federal Funds Sold                                                      9,000,000           8,000,000
                                                                         ------------        ------------
    Total Cash and Cash Equivalents                                        26,751,256          23,291,951

    Investment Securities Available for sale, at fair value               178,681,907         167,520,873

    Loans                                                                 521,494,027         469,036,091
         Less: Allowance for credit losses                                  7,422,578           6,947,377
                                                                         ------------        ------------
    Net loans                                                             514,071,449         462,088,714

    Bank premises and equipment                                             9,805,094           9,548,218
    Interest receivable and other assets                                    8,108,723           7,090,107
                                                                         ------------        ------------
Total Assets                                                             $737,418,429        $669,539,863
                                                                         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:
         Interest bearing                                                $584,614,444        $544,186,632
         Noninterest bearing                                               57,321,379          49,869,745
                                                                         ------------        ------------
    Total deposits                                                        641,935,823         594,056,377

    Short-term borrowings                                                  34,900,000          15,900,000
    Interest payable and other liabilities                                  6,792,612           9,036,804
                                                                         ------------        ------------
Total Liabilities                                                         683,628,435         618,993,181

SHAREHOLDERS' EQUITY
    Common stock, no par value, $.50 stated value;
         3,000,000 shares authorized and 2,001,143 shares
         issued and outstanding (1,991,922 at December 31, 1997)            1,000,571             995,961
    Capital in excess of stated value                                      33,479,892          33,179,413
    Retained earnings                                                      17,892,552          15,014,646
    Unrealized net holding gains on securities available for sale           1,416,979           1,356,662
                                                                         ------------        ------------
Total Shareholders' Equity                                                 53,789,994          50,546,682
                                                                         ------------        ------------
Total Liabilities and Shareholders' Equity                               $737,418,429        $669,539,863
                                                                         ============        ============



See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30                               JUNE 30
                                                                1998                1997              1998               1997
                                                             -----------        -----------        -----------        -----------
Interest income:
       Loans, including fees                                 $10,866,041        $ 9,135,409        $21,070,443        $17,612,241
       Securities                                              2,749,164          2,591,282          5,447,198          5,177,292
       Federal funds sold                                         93,483            123,982            208,055            171,447
                                                             -----------        -----------        -----------        -----------
Total interest income                                         13,708,688         11,850,673         26,725,696         22,960,980

Interest expense:
       Deposits                                                7,150,435          6,508,100         14,112,511         12,417,906
       Short-term borrowings                                     662,362            246,341          1,142,419            609,055
                                                             -----------        -----------        -----------        -----------
Total interest expense                                         7,812,797          6,754,441         15,254,930         13,026,961

                                                             -----------        -----------        -----------        -----------
Net interest income                                            5,895,891          5,096,232         11,470,766          9,934,019

Provision for credit losses                                      280,000            240,000            510,000            480,000
                                                             -----------        -----------        -----------        -----------
Net interest income after provision for credit losses          5,615,891          4,856,232         10,960,766          9,454,019

Other income:
       Securities gains, net                                       7,917              4,056             21,127              7,806
       Other                                                     340,054            295,371            670,794            559,733
                                                             -----------        -----------        -----------        -----------
Total other income                                               347,971            299,427            691,921            567,539

Other expenses:
       Salaries and employee benefits                          1,626,867          1,424,006          3,231,290          2,758,581
       Equipment                                                 162,433            123,555            356,075            233,824
       Taxes other than income                                   118,175             97,591            238,650            203,764
       Courier services                                          152,183            130,697            295,436            257,983
       Net occupancy                                              73,108             73,157            144,377            147,885
       Other                                                     972,532            811,380          1,828,606          1,560,531
                                                             -----------        -----------        -----------        -----------
Total other expenses                                           3,105,298          2,660,386          6,094,434          5,162,568

                                                             -----------        -----------        -----------        -----------
Income before provision for federal income tax                 2,858,564          2,495,273          5,558,253          4,858,990

Provision for federal income tax                                 960,000            790,000          1,840,000          1,560,000
                                                             -----------        -----------        -----------        -----------

Net income                                                   $ 1,898,564        $ 1,705,273        $ 3,718,253        $ 3,298,990
                                                             ===========        ===========        ===========        ===========

Net income per share:
   Basic                                                     $      0.95        $      0.90        $      1.86        $      1.74
                                                             ===========        ===========        ===========        ===========
   Diluted                                                   $      0.93        $      0.86        $      1.83        $      1.67
                                                             ===========        ===========        ===========        ===========

Average shares outstanding:
   Basic                                                       2,000,858          1,898,843          1,999,658          1,898,483
                                                             ===========        ===========        ===========        ===========
   Diluted                                                     2,031,454          2,026,814          2,026,814          1,974,901
                                                             ===========        ===========        ===========        ===========


See Accompanying Notes
                                                                               4

                             CAPITAL HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                      COMMON STOCK          CAPITAL IN
                                                               --------------------------    EXCESS OF       RETAINED
                                                                   SHARES       AMOUNT      STATED VALUE     EARNINGS
                                                               -------------  -----------  ----------------------------

Balance at January 1, 1998                                        1,991,922     $995,961    $33,179,413    $15,014,646

Net income                                                                                                   3,718,253

Unrealized gains (losses) on securities, net of tax


Comprehensive Income

Exercise of 4,250 common stock options at $16.44 per share            4,250        2,125         67,745

Issuance of 4,338 shares of common stock at $47.00 per share          4,338        2,169        201,717

Issuance of 633 shares of common stock at $49.50 per share              633          316         31,017

Cash dividend declared, $.21 per share                                                                        (840,347)

                                                               --------------------------------------------------------
Balance at June 30, 1998                                          2,001,143   $1,000,571    $33,479,892    $17,892,552
                                                               ========================================================






Balance at January 1, 1997                                        1,897,508     $948,754    $30,893,093     $9,217,448

Net income                                                                                                   3,298,990

Unrealized gains (losses) on securities, net of tax


Comprehensive Income

Exercise of 1,022 common stock options at $10.78 per share            1,022          511         10,506

Issuance of 340 shares of common stock at $37.50 per share              340          170         12,580

Cash dividend declared, $.17 per share                                                                        (322,808)

                                                               --------------------------------------------------------
Balance at June 30, 1997                                          1,898,870     $949,435    $30,916,179    $12,193,630
                                                               ========================================================

                                                                     OTHER          TOTAL
                                                                 COMPREHENSIVE   SHAREHOLDERS'
                                                                    INCOME          EQUITY
                                                             --------------------------------

Balance at January 1, 1998                                        $1,356,662     $50,546,682

Net income                                                                         3,718,253

Unrealized gains (losses) on securities, net of tax                   60,317          60,317

                                                             --------------------------------
Comprehensive Income                                                               3,778,570

Exercise of 4,250 common stock options at $16.44 per share                            69,870

Issuance of 4,338 shares of common stock at $47.00 per share                         203,886

Issuance of 633 shares of common stock at $49.50 per share                            31,333

Cash dividend declared, $.21 per share                                              (840,347)

                                                             --------------------------------
Balance at June 30, 1998                                          $1,416,979     $53,789,994
                                                             ================================






Balance at January 1, 1997                                          $530,809     $41,590,104

Net income                                                                         3,298,990

Unrealized gains (losses) on securities, net of tax                 (333,123)       (333,123)

                                                             --------------------------------
Comprehensive Income                                                               2,965,867

Exercise of 1,022 common stock options at $10.78 per share                            11,017

Issuance of 340 shares of common stock at $37.50 per share                            12,750

Cash dividend declared, $.17 per share                                              (322,808)

                                                             --------------------------------
Balance at June 30, 1997                                            $197,686     $44,256,930
                                                             ================================




See Accompanying Notes
                                                                               5

                             CAPITAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                         1998                  1997
                                                                                     -------------        -------------

OPERATING ACTIVITIES:
    Net Income                                                                       $  3,718,253         $  3,298,990
    Adjustments to reconcile net income to net
       cash provided by operating activities:
            Provision for credit losses                                                   510,000              480,000
            Depreciation and amortization                                                 328,366              158,854
            Amortization and accretion of security premiums and discounts                 (22,939)             (54,413)
            Loss (gain) on sale of securities                                             (21,127)              (7,806)
            Deferred income taxes                                                        (173,400)            (163,200)
            Changes in assets and liabilities:
                Increase in interest receivable and other assets                         (878,585)            (817,949)
                (Decrease)/increase in interest payable and other liabilities          (2,326,000)           1,155,138
                                                                                     ------------         ------------
    Total adjustments                                                                  (2,583,685)             750,624
                                                                                     ------------         ------------
    Net cash provided by operating activities                                           1,134,568            4,049,614

INVESTING ACTIVITIES:
    Purchase of securities available for sale                                         (30,953,845)         (21,144,141)
    Net increase in loans                                                             (52,492,735)         (42,183,404)
    Purchase of bank premises and equipment                                              (585,242)          (3,082,481)
    Proceeds from maturities of securities available for sale                           2,407,683           10,531,764
    Proceeds from sales of securities available for sale                               17,522,880           10,006,047
                                                                                     ------------         ------------
    Net cash used in investing activities                                             (64,101,259)         (45,872,215)

FINANCING ACTIVITIES:
    Net increase in deposits                                                           47,879,446           63,523,858
    Net increase/(decrease) in short-term borrowings                                   19,000,000          (18,773,303)
    Issuance of common stock                                                              305,089               23,767
    Dividends paid                                                                       (758,539)                  --
                                                                                     ------------         ------------
    Net cash provided by financing activities                                          66,425,996           44,774,322
                                                                                     ------------         ------------

Increase in cash and cash equivalents                                                   3,459,305            2,951,721
Cash and cash equivalents at beginning of period                                       23,291,951           13,958,201
                                                                                     ------------         ------------
Cash and cash equivalents at end of period                                           $ 26,751,256         $ 16,909,922
                                                                                     ============         ============

Supplemental disclosures:
    Interest paid                                                                    $ 15,067,274         $ 12,204,343
                                                                                     ============         ============
    Income taxes paid                                                                $  1,825,000         $  1,775,000
                                                                                     ============         ============

See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

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

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at June 30, 1998 was $204,246,000 and $14,724,000, respectively, compared to $186,909,000 and $13,439,000, respectively, at December 31, 1997. The increase in loan commitments is due to owner-occupied real estate construction to take place within the next twelve months. Management does not anticipate any significant losses as a result of these commitments.

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

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The Company's primary asset is its subsidiary bank, which is in its ninth year of operation. During the second quarter and for the six months ended June 30, 1998, the Bank experienced an increase in net deposits. Deposits increased $44,327,000 or 7.4% for the second quarter and $47,879,000 or 8.06% during the first half of 1998.

Loan growth for the second quarter of 1998 was $40,409,000 or 8.4% and $52,458,000 or 11.2% for the first half of 1998. The allowance for credit losses at June 30, 1998, was $7,423,000 or 1.4% of total loans, compared to $6,947,000 or 1.5% of total loans at December 31, 1997. The Bank had write offs totaling $36,000 during the first half of 1998. This was the Bank's first loss in four years. Nonperforming loans represent .08% of total loans at June 30, 1998. Management considers the allowance to be adequate at this time. At June 30, 1998, the Bank had no impaired loans.

Securities available for sale totaled $178,682,000 or 24.2% of total assets at June 30, 1998. The Bank continues to maintain very high investment quality with 81.7% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on or off balance-sheet derivatives. The total market value of the portfolio increased $60,000 (net of tax) during the first half of 1998. This is a reflection of the fluctuation in bond rates on both long and short-term security maturities. The Bank's portfolio has a weighted average life to maturity of approximately 2.3 years.

Consolidated net income for the second quarter of 1998 was $1,899,000 or $.94 per diluted share, and $3,718,000 or $1.84 per diluted share for the first half of 1998. This compares to $1,705,000 or $.86 per diluted share for the second quarter of 1997 and $3,299,000 or $1.67 per diluted share for the first half of 1997. The increase in income before provision for federal income taxes, excluding securities gains, for the first half of 1998, represents a 14.1% increase over the same period of 1997. This increase is a direct result of growth in earning assets, careful attention to noninterest expenses and an increase in fees collected on lending transactions. The income tax provision of approximately 33% for the first half of 1998, remained comparable to the same period last year.

                             CAPITAL HOLDINGS, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Other expenses continue to increase as the Bank grows. Net overhead as a percentage of average assets has increased only slightly from 1.77% for the year ended December 31, 1997, to 1.78% for the first half of 1998. Salaries and benefits represent 52.4% of other expenses for the second quarter of 1998, compared to 53.5% for the second quarter of 1997. Salary expense for the first half of 1998, increased 17.1% over the same period for 1997. Staff levels have increased from 96 to 107 (full time equivalents) over the past 12 months, to accommodate the increased growth of the bank. Average assets per employee has increased from $6,203,000 at December 31, 1997, to $6,686,000 at June 30, 1998.

The Tier I Capital ratio was 9.43%, the Total Capital ratio was 10.68%, and the Leverage ratio was 7.38% at June 30, 1998, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements.

Shareholders equity has continued to increase from retained earnings of net income. A $.21 per share cash dividend was declared on June 30, 1998, payable on July 25, 1998. Annualized, this cash dividend represents 22% of the current years projected earnings.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company expects that adoption of this Statement will not have a significant impact on the consolidated financial statements.

In June 1998, the FASB issued Statement No. 133. "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow, or foreign currency hedge. The accounting for changes in the fair value of a derivative (i.e. gains and losses) depends on the intended use of the derivative and the resulting designation. If the Company elects to apply hedge accounting, it is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company plans to adopt this Statement effective January 1, 2000. Presently the Company does not utilize derivative or related types of financial instruments except for Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Company.

                             CAPITAL HOLDINGS, INC.




PART II.  OTHER INFORMATION
--------  -----------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders Meeting held on May 7, 1998, pursuant to the Notice of Annual Meeting and Proxy Statement dated April 13, 1998:

         1) each of the five nominees were elected as directors (1,402,540 votes for).

         2) amendment to the Capital Holdings, Inc. 1996 Incentive Stock Option Plan (1,360,370 votes for, 8,328 votes against, 33,842 votes abstained).



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule


         (b) No reports on Form 8-K were filed for the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     CAPITAL HOLDINGS, INC.





Date  8/12/98                        /s/ Michael P. Killian
     -----------------------        --------------------------------------------
                                    Michael P. Killian, Chief Financial Officer,
                                              Senior Vice President