Form 10-Q
period 1998-09-30
CAPITAL HOLDINGS INC
filed 1998-11-10
CIK 837858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended SEPTEMBER 30, 1998

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


As of September 30, 1998, there were 2,005,012 shares of common stock outstanding.

                             CAPITAL HOLDINGS, INC.

                                      INDEX




                                                                                            PAGE NUMBER
                                                                                            -----------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited):

                           Consolidated balance sheets
                                    September 30, 1998 and December 31, 1997                     3

                           Consolidated statements of income
                                    Three months ended September 30, 1998 and 1997               4
                                    Nine months ended September 30, 1998 and 1997

                           Consolidated statements of shareholders' equity
                                    Nine months ended September 30, 1998 and 1997                5

                           Consolidated statements of cash flows
                                    Nine months ended September 30, 1998 and 1997                6

                           Notes to consolidated financial statements                            7


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      8 - 13




PART II.  OTHER INFORMATION                                                                      13
---------------------------


SIGNATURES                                                                                       14
----------

                             CAPITAL HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                        (UNAUDITED)
                                                                     SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                     ------------------   -----------------

ASSETS
    Cash and due from banks                                             $ 18,237,731        $ 15,291,951
    Federal Funds Sold                                                    10,500,000           8,000,000
                                                                        ------------        ------------
    Total Cash and Cash Equivalents                                       28,737,731          23,291,951

    Investment Securities Available for sale, at fair value              193,922,558         167,520,873

    Loans                                                                528,567,601         469,036,091
         Less: Allowance for credit losses                                 7,744,782           6,947,377
                                                                        ------------        ------------
    Net loans                                                            520,822,819         462,088,714

    Bank premises and equipment                                            9,702,123           9,548,218
    Interest receivable and other assets                                   7,791,871           7,090,107
                                                                        ============        ============
Total Assets                                                            $760,977,102        $669,539,863
                                                                        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:
         Interest bearing                                               $593,710,405        $544,186,632
         Noninterest bearing                                              52,436,824          49,869,745
                                                                        ------------        ------------
    Total deposits                                                       646,147,229         594,056,377

    Short-term borrowings                                                 48,555,119          15,900,000
    Interest payable and other liabilities                                 8,613,416           9,036,804
                                                                        ------------        ------------
Total Liabilities                                                        703,315,764         618,993,181

SHAREHOLDERS' EQUITY
    Common stock, no par value, $.50 stated value;
         3,000,000 shares authorized and 2,005,012 shares
         issued and outstanding (1,991,922 at December 31, 1997)           1,002,505             995,961
    Capital in excess of stated value                                     33,641,859          33,179,413
    Retained earnings                                                     19,629,741          15,014,646
    Other comprehensive income                                             3,387,233           1,356,662
                                                                        ------------        ------------
Total Shareholders' Equity                                                57,661,338          50,546,682
                                                                        ------------        ------------
Total Liabilities and Shareholders' Equity                              $760,977,102        $669,539,863
                                                                        ============        ============



See Accompanying Notes

                             CAPITAL HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30                          SEPTEMBER 30
                                                                1998               1997               1998                1997
                                                             -----------        -----------        -----------        -----------
Interest income:
       Loans, including fees                                 $11,312,961        $ 9,380,805        $32,383,404        $26,993,046
       Securities                                              2,934,723          2,527,214          8,381,921          7,704,506
       Federal funds sold                                        175,949             33,128            384,004            204,575
                                                             -----------        -----------        -----------        -----------
Total interest income                                         14,423,633         11,941,147         41,149,329         34,902,127

Interest expense:
       Deposits                                                7,526,701          6,478,048         21,639,212         18,895,954
       Short-term borrowings                                     751,538            347,733          1,893,957            956,788
                                                             -----------        -----------        -----------        -----------
Total interest expense                                         8,278,239          6,825,781         23,533,169         19,852,742

                                                             -----------        -----------        -----------        -----------
Net interest income                                            6,145,394          5,115,366         17,616,160         15,049,385

Provision for credit losses                                      320,000            240,000            830,000            720,000
                                                             -----------        -----------        -----------        -----------
Net interest income after provision for credit losses          5,825,394          4,875,366         16,786,160         14,329,385

Other income:
       Securities gains, net                                         675              5,496             21,802             13,302
       Other                                                     391,993            336,009          1,062,787            895,742
                                                             -----------        -----------        -----------        -----------
Total other income                                               392,668            341,505          1,084,589            909,044

Other expenses:
       Salaries and employee benefits                          1,637,396          1,434,221          4,868,686          4,192,802
       Equipment                                                 251,406            180,355            607,481            414,179
       Taxes other than income                                   115,875             97,269            354,525            301,033
       Courier services                                          156,552            131,466            451,988            389,449
       Net occupancy                                              80,928             87,054            225,305            234,939
       Other                                                     827,663            832,117          2,656,269          2,392,648
                                                             -----------        -----------        -----------        -----------
Total other expenses                                           3,069,820          2,762,482          9,164,254          7,925,050

                                                             -----------        -----------        -----------        -----------
Income before provision for federal income tax                 3,148,242          2,454,389          8,706,495          7,313,379

Provision for federal income tax                                 990,000            790,000          2,830,000          2,350,000
                                                             -----------        -----------        -----------        -----------

Net income                                                   $ 2,158,242        $ 1,664,389        $ 5,876,495        $ 4,963,379
                                                             ===========        ===========        ===========        ===========

Net income per share:
   Basic                                                     $      1.08        $      0.88        $      2.94        $      2.61
                                                             ===========        ===========        ===========        ===========
   Diluted                                                   $      1.05        $      0.84        $      2.89        $      2.51
                                                             ===========        ===========        ===========        ===========

Average shares outstanding:
   Basic                                                       2,003,827          1,899,667          2,001,063          1,898,882
                                                             ===========        ===========        ===========        ===========
   Diluted                                                     2,046,406          1,975,842          2,032,741          1,975,218
                                                             ===========        ===========        ===========        ===========


See Accompanying Notes
                                                                               4

                             CAPITAL HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                     COMMON STOCK         CAPITAL IN                    OTHER          TOTAL
                                             -------------------------    EXCESS OF       RETAINED   COMPREHENSIVE  SHAREHOLDERS'
                                                 SHARES       AMOUNT     STATED VALUE     EARNINGS      INCOME         EQUITY
                                             ------------- ----------- ----------------------------------------------------------

Balance at January 1, 1998                      1,991,922    $995,961     $33,179,413   $15,014,646    $1,356,662    $50,546,682

Net income                                                                                5,876,495                    5,876,495

Unrealized gains (losses) on securities,
  net of tax                                                                                            2,030,571      2,030,571

                                                                                                    -----------------------------
Comprehensive Income                                                                                                   7,907,066

Exercise of common stock options                    7,060       3,530         172,526                                    176,056

Issuance of common stock shares                     6,030       3,014         289,920                                    292,934

Cash dividend declared, $.63 per share                                                   (1,261,400)                  (1,261,400)

                                             ------------------------------------------------------------------------------------
Balance at September 30, 1998                   2,005,012  $1,002,505     $33,641,859   $19,629,741    $3,387,233    $57,661,338
                                             ====================================================================================






Balance at January 1, 1997                      1,897,508    $948,754     $30,893,093    $9,217,448      $530,809    $41,590,104

Net income                                                                                4,963,379                    4,963,379

Unrealized gains (losses) on securities,
  net of tax                                                                                              477,206        477,206

                                                                                                    -----------------------------
Comprehensive Income                                                                                                   5,440,585

Exercise of 1,022 common stock options at
  $10.78 per share                                  1,022         511          10,506                                     11,017

Issuance of 1778 shares of common stock             1,778         889          72,257                                     73,146

Cash dividend declared, $.34 per share                                                     (645,860)                    (645,860)

                                             ------------------------------------------------------------------------------------
Balance at September 30, 1997                   1,900,308    $950,154     $30,975,856   $13,534,967    $1,008,015    $46,468,992
                                             ====================================================================================




See Accompanying Notes
                                                                               5

                             CAPITAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30
                                                                                         1998                 1997
                                                                                     ------------         ------------

OPERATING ACTIVITIES:
    Net Income                                                                       $  5,876,495         $  4,963,379
    Adjustments to reconcile net income to net
       cash provided by operating activities:
            Provision for credit losses                                                   830,000              720,000
            Depreciation and amortization                                                 490,828              301,256
            Amortization and accretion of security premiums and discounts                 (34,993)             (63,532)
            Gain on sale of securities                                                    (21,802)             (13,302)
            Deferred income taxes                                                        (282,200)            (244,800)
            Changes in assets and liabilities:
                Increase in interest receivable and other assets                       (1,467,912)          (1,297,397)
                (Decrease)/increase in interest payable and other liabilities            (506,009)           1,369,097
                                                                                     ------------         ------------
    Total adjustments                                                                    (992,088)             771,322
                                                                                     ------------         ------------
    Net cash provided by operating activities                                           4,884,407            5,734,701

INVESTING ACTIVITIES:
    Purchase of securities available for sale                                         (56,887,506)         (28,708,336)
    Net increase in loans                                                             (59,564,105)         (47,798,067)
    Purchase of bank premises and equipment                                              (644,733)          (3,702,466)
    Proceeds from maturities of securities available for sale                           6,971,596           11,546,926
    Proceeds from sales of securities available for sale                               26,649,939           14,511,281
                                                                                     ------------         ------------
    Net cash used in investing activities                                             (83,474,809)         (54,150,662)

FINANCING ACTIVITIES:
    Net increase in deposits                                                           52,090,852           61,157,020
    Net increase/(decrease) in short-term borrowings                                   32,655,119          (12,172,199)
    Issuance of common stock                                                              468,990               84,163
    Dividends paid                                                                     (1,178,779)            (322,808)
                                                                                     ------------         ------------
    Net cash provided by financing activities                                          84,036,182           48,746,176
                                                                                     ------------         ------------

Increase in cash and cash equivalents                                                   5,445,780              330,215
Cash and cash equivalents at beginning of period                                       23,291,951           13,958,201
                                                                                     ============         ============
Cash and cash equivalents at end of period                                           $ 28,737,731         $ 14,288,416
                                                                                     ============         ============

Supplemental disclosures:
    Interest paid                                                                    $ 23,069,870         $ 19,383,415
                                                                                     ============         ============
    Income taxes paid                                                                $  2,776,000         $  2,225,000
                                                                                     ============         ============


See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

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

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at September 30, 1998 was $222,385,000 and $13,641,000, respectively, compared to $186,909,000 and $13,439,000, respectively, at December 31, 1997. The increase in loan commitments is due to owner-occupied real estate construction to take place within the next twelve months. Management does not anticipate any significant losses as a result of these commitments.

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

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The Company's primary asset is its subsidiary bank, which is in its tenth year of operation. During the third quarter and for the nine months ended
September 30, 1998, the Bank experienced an increase in net deposits. Deposits increased $4,211,000 or .7% for the third quarter and $52,091,000 or 8.8% for the nine months ended September 30, 1998.

Loan growth for the third quarter of 1998 was $7,074,000 or 1.4% and $59,532,000 or 12.7% for the nine months ended September 30, 1998. The allowance for credit losses at September 30, 1998, was $7,745,000 or 1.5% of total loans, compared to $6,947,000 or 1.5% of total loans at December 31, 1997. The Bank had write offs totaling $36,000 for the nine months ended September 30, 1998. This was the Bank's first loss in four years. Nonperforming loans represent .12% of total loans at September 30, 1998. Management considers the allowance to be adequate at this time. At September 30, 1998, the Bank had no impaired loans.

Securities available for sale totaled $193,923,000 or 25.5% of total assets at September 30, 1998. The Bank continues to maintain very high investment quality with 82.2% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on or off balance-sheet derivatives. The total market value of the portfolio increased $2,031,000 (net of tax) for the nine months ended September 30, 1998. This is a reflection of the fluctuation in bond rates on both long and short-term security maturities. The Bank's portfolio has a weighted average life to maturity of approximately 2.2 years.

Consolidated net income for the third quarter of 1998 was $2,158,000 or $1.05 per diluted share, and $5,876,000 or $2.89 per diluted share for the nine months ended September 30, 1998. This compares to $1,664,000 or $.84 per diluted share for the third quarter of 1997 and $4,963,000 or $2.51 per diluted share for the nine months ended September 30, 1997. The increase in income before provision for federal income taxes, excluding securities gains, for the nine months ended September 30, 1998, was 18.3%, compared to the same period of 1997. This increase is a direct result of growth in earning assets, careful attention to noninterest expenses and an increase in fees collected on lending transactions. The income tax provision of approximately 32% for the nine months ended September 30, 1998, remained comparable to the same period last year.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Other expenses continue to increase as the Bank grows. Net overhead as a percentage of average assets has decreased slightly from 1.77% for the year ended December 31, 1997, to 1.72% for the nine months ended September 30, 1998. Salaries and benefits represent 53.1% of other expenses for the nine months ended September 30, 1998, compared to 52.9% for the nine months ended
September 30, 1997. Salary expense for the nine months ended September 30, 1998, increased 16.1% over the same period for 1997. Staff levels have increased from 96 to 111 (full time equivalents) over the past 12 months, to accommodate the increased growth of the bank. Average assets per employee has increased from $6,203,000 at December 31, 1997, to $6,729,000 at September 30, 1998.

The Tier I Capital ratio was 9.53%, the Total Capital ratio was 10.78%, and the Leverage ratio was 7.25% at September 30, 1998, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements.

Shareholders equity has continued to increase from retained earnings of net income. A $.21 per share cash dividend was paid on April 25, 1998 and July 25, 1998. Another $.21 per share cash dividend was declared on September 30, 1998, payable on October 25, 1998. Annualized, these cash dividends represent 22% of the current years projected earnings.

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

Y2K DISCLOSURE
--------------

The Company initiated a company-wide project to prepare its computer systems, application and infrastructure for Year 2000 compliance. The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which management derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, including employees, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ.

In 1996, management determined that many of the Company's critical processes might not be ready to operate normally in the year 2000 and beyond without remediation. Since then, the Company completed an assessment and efforts are underway to correct and validate compliance. In 1997, the Company alerted its business customers of the Year 2000 problem and is now assessing the readiness preparations of its major customers and suppliers. Resolution of the Year 2000 problem is among the Company's highest priorities, and the Company established a comprehensive program to address its many aspects.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The Company prepared a project plan, identified its major application and processing systems, and is using internal and external resources to modify or replace non-ready systems. The Company will test identified critical systems for readiness as part of this process. In addition, the Company will evaluate customers and vendors who have significant relationships with the Company to determine whether they are preparing and will be ready for the year 2000. The Company considered the potential failure of those customers to be adequately prepared as part of the credit and review process. However, there can be no guarantee that the remediation of the systems of the Company's vendors or customers will be completed on a timely basis.

The Company upgraded computer hardware and software during the second and third quarter of 1998 to meet our strategic plan of enhancing our products and services from a competitive viewpoint. This decision was not related to Year 2000 compliance issues. The newly installed systems are Year 2000 compliant. The cost of these systems was approximately $600,000 which was capitalized. The Company is currently reviewing other systems, including desktop computers and facilities related items for Year 2000 compliance. Anticipated costs related to the remaining hardware and software purchases, associated reprogramming, and remedial actions will not exceed $250,000 in 1998 and 1999. The Company will fund the costs through normal operating cash flow. The project is staffed primarily with internal staff redeployed from less time-sensitive assignments.

The Company is reliant on suppliers and customers, and we are addressing Year 2000 issues with both groups. As of September 30, 1998, we have identified critical vendors and are completing formalized risk assessments of their Year 2000 readiness plans and status. We expect to complete risk assessments on the critical vendors by year-end 1998, and replace vendors or make alternative arrangements when sources are limited or unavailable.

The Company is also reliant on its customers to make the necessary preparations for Year 2000 so that their business operations will not be interrupted, as an interruption could threaten their ability to honor financial commitments. We have identified approximately 316 relationships, consisting of borrowers, capital market counter parties, funding sources, and large depositors as having financial volumes sufficiently large to warrant inquiry as to Year 2000 preparation. We have substantially completed a formal assessment of risk based on these initital reports as of September 30, 1998. Customers found to have a significant risk of not being ready for Year 2000 are encouraged to make the necessary effort. We are undertaking measures to minimize risk with those that appear to pose a significant risk.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's Year 2000 change program includes the active involvement of senior executives as well as seasoned project managers from throughout the company. Senior executive, the board of directors and a project steering committee regularly review the overall program. The federal and state agencies that regulate the banking industry also monitor the program.

We grouped the principal risks associated with the Year 2000 problem into three categories. The first is the risk that the Company does not successfully ready its operations for the year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. Year 2000 compliant systems have already been implemented and management believes it will be able to make any other necessary corrections in a timely manner.

Computer failure of third parties may also impact the Company's operations. The most serious impact on the Company's operations from suppliers would result if basic services such as telecommunications, electric power suppliers, and services provided by other financial institutions and governmental agencies were disrupted. While we have inquiries underway, the Company does not yet have sufficient information to estimate the likelihood of significant disruptions among its suppliers.

Operational failures among the Company's sources of major funding and larger borrowers could affect their ability to continue to provide funding or meet obligations when due. It is not possible to accurately estimate the likelihood, or potential impact, of significant disruptions among the Company's funding sources and obligors at this time.

The Company is developing remediation contingency plans and business resumption contingency plans specific to the Year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a Year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner due to system or supplier failure.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company developed remediation contingency plans with trigger dates for review and implementation for critical data systems. The Company is also enhancing its existing business resumption plans to reflect Year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing any Year 2000 problems that become known after December 31, 1999.





PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule


         (b) No reports on Form 8-K were filed for the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           CAPITAL HOLDINGS, INC.





Date   11/5/98                     /s/ Michael P. Killian
     --------------------         ----------------------------------------------
                                  Michael P. Killian, Chief Financial Officer,
                                           Senior Vice President