Form 10-K
period 1998-12-31
CAPITAL HOLDINGS INC
filed 1999-02-23
CIK 837858

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         (NO FEE REQUIRED)

                         Commission file number 33-46573
                         -------------------------------


                             CAPITAL HOLDINGS, INC.
                             ----------------------
             (Exact name of Registrant as specified in its Charter)


          OHIO                                     34-1588902
          ----                                     ----------
(State of incorporation)           (IRS Employer Identification No.)


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

              The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 10, 1999 was $93,732,642

         The number of shares of Registrant's Common Stock outstanding on February 23, 1999 was 2,020,365.


                       Documents Incorporated by Reference
                       -----------------------------------
Annual Report to Shareholders for fiscal year ended December 31, 1998 - Parts II and IV.

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1999 - Part III.

                             CAPITAL HOLDINGS, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------


                                     PART I

Item 1.           Business..................................................3
Item 2.           Properties................................................4
Item 3.           Legal Proceedings.........................................4
Item 4.           Submission of Matters to a Vote of Security Holders.......4




                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                           Shareholder Matters..............................4
Item 6.           Selected Financial Data...................................5
Item 7.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................6
Item 7A.          Qualitative and Quantitative Disclosures About
                        Market Risk........................................20
Item 8.           Financial Statements and Supplementary Data..............23
Item 9.           Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure..........23




                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.......23
Item 11.          Executive Compensation...................................23
Item 12.          Security Ownership of Certain Beneficial Owners
                           and Management..................................23
Item 13.          Certain Relationships and Related Transactions...........23




                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K.....................................24

Signatures.................................................................25

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

         The Bank opened for business on August 24, 1989, with $12.4 million in equity capital contributed by the Company. As of December 31, 1998, the total assets of the Company were $801.6 million with equity capital of $58.4 million. At December 31, 1997, the total assets of the Company were $669.5 million with equity capital of $50.5 million. On December 31, 1997 and 1996, the Bank paid the parent Company a $4.0 million and $10.0 million, respectively, cash dividend which was then subordinated back into the Bank. See "Capital Resources and Dividends" narrative in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

COMPETITION
-----------
         The Bank's primary competition for banking services comes from other financial institutions located in Lucas and Wood counties. There are currently 14 commercial banks and 4 savings and loans believed to be operating physical facilities in these counties. Many of these institutions are affiliates of companies which have significantly greater assets than the Bank. As of June 30, 1998 (the most recent date for which information is readily available), total deposits held by financial institutions in Lucas and Wood counties approximated $6.4 billion. Since its opening on August 24, 1989, the Bank has grown from $12.4 million in assets to $802.2 million in assets as of December 31, 1998. The management of the Bank believes the primary reason for the Bank's success in deposit and loan growth is tied directly to its niche orientation, and the fact that its products are delivered through highly personalized service, as well as being very competitive with other financial institutions in its market area.

EMPLOYEES
---------
         The Company's primary purpose is to operate as a bank holding company for its bank subsidiary, Capital Bank, N.A. Therefore, the Company has no compensated employees. As of December 31, 1998, the Bank had 110 full-time equivalent employees, which represents a 12% increase in staff since December 31, 1997, at which time there were 98 full-time equivalent employees, and a 746% increase in staff since the Bank opened in August of 1989 with 13 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement.

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

ITEM 2.  PROPERTIES
-------  ----------

         The Company, through its wholly-owned subsidiary, CBNA Building Company, owns real estate at 5520 Monroe Street which includes a 50,000 square foot main office facility. A building expansion of 25,000 square feet was completed in the second quarter of 1997. The facility provides the Bank with Class A office space and all necessary technological supports to operate an effective, personalized bank which meets the goals of the Company and the Bank. Management of the Company and Bank as well as the respective Boards of Directors of these organizations, believe that the facility will be sufficient for expected growth in the Bank for the foreseeable future. The Company is in the process of acquiring one acre of vacant land adjacent to our existing facilities.




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




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         NONE.



                                   PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
-------  -------------------------------------------------------------
         MATTERS
         -------

         The Company's common stock is not listed on any securities exchange. Shares are infrequently traded in the over the counter market on the NASDAQ bulletin board system under the symbol CLHD.

         There were 998 shareholders of record as of February 12, 1999.

         In 1998, four quarterly cash dividends totaling $1,745,339 were declared on the Company's common stock. During 1998, $1,600,028 of dividends were paid out in cash. The dividend declared represented $.21 per share per quarter for the first three quarters and $.24 per share for the fourth quarter of 1998. The Company expects to continue paying quarterly cash dividends at approximately the current rate. The ability of the Company to pay cash dividends is dependent in large part on the ability of the Bank to pay dividends to the Company. The Bank is a national banking association and, as such, is subject to restrictions and limitations on the amount and timing of the dividends it may pay pursuant to the national banking laws and regulations. See "Liquidity" narrative in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

         Valuation of the Company's Common Stock is performed by an independent financial consulting firm experienced in appraisals of commercial banks and bank holding companies. The fair value of the Company's Common Stock was $60.00, $47.00, and $37.50 per share at December 31, 1998, 1997, and 1996, respectively.

ITEM 6.                       SELECT FINANCIAL DATA
-------                       ---------------------

                  (Dollars in thousands except Per Share Data)

                    As of and for the Year-Ended December 31)

                                        1998          1997          1996          1995           1994
                                   ---------     ---------     ---------     ---------      ---------
CONSOLIDATED RESULTS
   OF OPERATIONS:
Interest income                      $55,568       $47,593       $39,639       $34,752        $26,330
Interest expense                      31,751        27,026        22,305        19,964         13,188
                                   ----------    ----------    ----------    ----------     ----------
Net interest income                   23,817        20,567        17,334        14,788         13,142
Provision for credit losses            1,230         1,005           980           850            993
                                   ----------    ----------    ----------    ----------     ----------
Net interest income after
   provision for credit losses        22,587        19,562        16,354        13,938         12,149
Other income                           1,681         1,205           874           753            636
Other expense                         12,534        10,752         8,821         7,590          6,860
                                   ----------    ----------    ----------    ----------     ----------
Income before income taxes            11,734        10,015         8,407         7,101          5,925
Income taxes                           3,805         3,234         2,681         2,256          1,844
                                   ----------    ----------    ----------    ----------     ----------
Net income                            $7,929        $6,781        $5,726        $4,845         $4,081
                                   ==========    ==========    ==========    ==========     ==========


CONSOLIDATED BALANCE
   SHEET DATA:
Total assets                        $801,628      $669,540      $559,726      $483,170       $417,832
Cash and cash equivalents             29,263        23,292        13,958        13,048         10,847
Securities available for sale        184,583       167,521       159,209       140,627         77,982
Securities held to maturity                -             -             -             -         71,920
Loans, net of deferred loan fees     578,370       469,036       380,160       324,788        251,184
Allowance for credit losses            8,146         6,947         5,942         4,960          4,110
Deposits                             663,066       579,661       470,743       407,622        357,533
Shareholders' equity                  58,422        50,547        41,590        36,136         27,565


PER SHARE DATA (1):
Net income:
       Basic                           $3.96         $3.57         $3.04         $2.59          $2.20
       Diluted                          3.89          3.43          2.94          2.51           2.14

Book value at period end               28.97         25.38         21.92         19.18          14.75

Average shares outstanding:
       Basic                       2,002,486     1,899,904     1,884,278     1,869,017      1,853,856
       Diluted                     2,036,865     1,975,818     1,947,655     1,927,679      1,910,310


(1) The Company adopted Financial Accounting Standards No. 128, Earnings Per Share effective December 31, 1997. Basic per share amounts are based upon weighted-average number of common shares outstanding for each period, after giving retroactive effect to a 6% stock dividend issued during 1996, 1995 and 1994. Diluted per share amounts are based upon weighted-average number of common shares outstanding including dilutive effects of options, warrants and convertible securities for each period, after giving retroactive effect to a 6% stock dividend issued during 1996, 1995 and 1994. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements. Book value at period end per share amounts are based upon year-end shares outstanding for each period.

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

         The Company was organized in July 1988 and commenced banking operations in August 1989. The Company achieved profitable operations during 1990 and continued to experience significant growth in assets, deposits and profitability during the three years ended December 31, 1998.


                              RESULTS OF OPERATIONS
                              ---------------------

Net Interest Income
-------------------

         Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company's primary source of earnings. Net interest income increased 16%, 19%, and 17% in 1998, 1997, and 1996, respectively. Table 1 is an analysis of factors affecting this change. Table 2 sets forth an analysis of the changes in interest earned and interest paid resulting from changes in volume and rates during each of the two years in the period ended December 31, 1998. Net interest margin (net interest income divided by average earning assets) was 3.43% for 1998, 3.58% for 1997, and 3.59% for 1996.

         Average loans outstanding increased 23%, 23%, and 20% in 1998, 1997, and 1996, respectively. Average yield on these loans was 8.50%, 8.83%, and 8.79%, respectively. The changes in yield are reflective of the change in market rates and the refinancing opportunities available during these periods. Securities represent 25% of the total average earning assets of the Company at December 31, 1998, and the average yields were 6.47%, 6.62%, and 6.65% as of December 31, 1998, 1997, and 1996, respectively. The changes in yield are due to changes in market rates and portfolio mix.

         Average total interest bearing liabilities increased to $616 million in 1998 compared with $517 million in 1997 and $432 million in 1996. The average cost of interest bearing liabilities was 5.16%, 5.23%, and 5.17% for the same periods. The decrease in yield is a direct reflection of falling short and long term rates.

                TABLE 1 - CONSOLIDATED AVERAGE BALANCE SHEETS AND
                         ANALYSIS OF NET INTEREST INCOME
                                (Dollars in thousands)

                                         1998                               1997                                1996
                             --------------------------------   ---------------------------------   --------------------------------
                                          Interest    Average               Interest     Average                Interest    Average
                              Average    Earned or   Yield or   Average     Earned or   Yield or    Average     Earned or   Yield or
                              Balance       Paid        Cost    Balance       Paid        Cost      Balance       Paid        Cost
                             --------------------------------   ---------------------------------   --------------------------------
Interest Earning Assets:

   Securities:
      Taxable                $166,321     $10,594      6.37%    $148,361      $9,671       6.52%    $136,202      $8,915      6.55%
      Tax exempt               13,928       1,076      7.73%      13,623       1,058       7.77%      13,321       1,035      7.77%
   Loans                      514,259      43,726      8.50%     418,029      36,924       8.83%     340,035      29,899      8.79%
   Federal funds sold           9,970         537      5.39%       5,268         300       5.69%       2,660         142      5.34%
                             ---------------------              ---------------------               ---------------------
Total Interest Earning
   Assets                     704,478      55,933      7.94%     585,281      47,953       8.19%     492,218      39,991      8.12%

Noninterest Earning Assets:
   Cash and due from banks     15,247                             13,191                              10,641
   Bank premises and
         equipment-net          9,675                              8,723                               4,797
   Other assets                 7,282                              7,073                               6,051
   Less allowance for
         credit losses         (7,408)                            (6,388)                             (5,380)
                             ---------                          ---------                           ---------
                             $729,274                           $607,880                            $508,327
                             =========                          =========                           =========

Interest Bearing
   Liabilities:
   Interest checking         $168,190       6,945      4.13%    $138,910       5,847       4.21%     $99,839       3,799      3.81%
   Savings deposits            17,474         490      2.80%      17,671         509       2.88%      19,449         566      2.91%
   Time deposits              376,350      21,587      5.74%     333,114      19,296       5.79%     278,101      16,086      5.78%
   Short-term borrowings       53,538       2,729      5.10%      26,849       1,374       5.12%      34,423       1,854      5.39%
                             ---------------------              ---------------------               ---------------------
Total Interest Bearing        615,552      31,751      5.16%     516,544      27,026       5.23%     431,812      22,305      5.17%
   Liabilities

Noninterest Bearing
   Liabilities:
   Demand deposits             51,646                             42,372                              35,307
   Other                        7,462                              4,404                               3,517
                             ---------                          ---------                           ---------
Total Liabilities             674,660                            563,320                             470,636

Shareholders' Equity           54,614                             44,560                              37,691
                             ---------                          ---------                           ---------
                             $729,274                           $607,880                            $508,327
                             =========                          =========                           =========

Net Interest Income                       $24,182                            $20,927                             $17,686
                                          =======                            =======                             =======
Net Yield on Interest
Earning Assets                                         3.43%                               3.58%                              3.59%
                                                      =====                               =====                               ====




NOTE: Nonaccrual loans are included in average loan balances. Interest income includes the effect of tax equivalent adjustments amounting to $366 in 1998, $360 in 1997 and $352 in 1996, using a 34% tax rate. This rate is based upon the statutory rate and is not necessarily intended to represent the Company's effective or incremental rate.

                TABLE 2 - ANALYSIS OF NET INTEREST INCOME CHANGES
                             (Dollars in thousands)


                                                1998 compared to 1997                         1997 compared to 1996
                                                  Increase (Decrease)                          Increase (Decrease)
                                       ----------------------------------------        -----------------------------------------
                                       Volume          Rate           Net                 Volume         Rate          Net
                                       ----------------------------------------        -----------------------------------------
Interest on Earning Assets:
   Securities                              $1,163         ($222)          $941                  $821          ($42)        $779
   Loans                                    8,120        (1,318)         6,802                 6,888           137        7,025
   Federal funds sold                         252           (15)           237                   148            10          158
                                       ----------------------------------------        -----------------------------------------

Total Interest Income Changes              $9,535       ($1,555)        $7,980                $7,857          $105       $7,962
                                       ========================================        =========================================



Expense on Interest Bearing
   Liabilities:
   Deposits                                $3,655         ($285)        $3,370                $4,746          $455       $5,201
   Short-term borrowings                    1,360            (5)         1,355                  (391)          (89)        (480)
                                       ----------------------------------------        -----------------------------------------

Total Interest Expense Changes             $5,015         ($290)        $4,725                $4,355          $366       $4,721
                                       ========================================        =========================================




NOTE: The change in interest not due solely to volume or rate has been allocated between the factors in proportion to the absolute dollar amounts of the change in each. Changes in securities reflect taxable equivalent adjustments.

PROVISION FOR CREDIT LOSSES
---------------------------

         The provision for credit losses was $1,230,000, $1,005,000, and $980,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Total allowance for credit losses as a percentage of total loans outstanding at year end was 1.4%, 1.5%, and 1.6% for the years ended December 31, 1998, 1997, and 1996, respectively.

         Management maintains the allowance for credit losses at a level adequate to absorb losses inherent in the portfolio. The evaluation performed is based upon a continuous review of historical credit loss experience, specifically identified problem loans, composition and growth of the loan portfolio, current economic conditions and other pertinent factors.

         Due to its focus on credit quality, the Company has experienced minimal problems with asset quality and loan charge-offs. The Company has had a total of only $252,000 in charge-offs since its inception in 1989, $36,000 of which were in 1998. The Company was able to operate four consecutive years, 1994 through 1997, without a loan charge-off. Additional information regarding the provision and allowance for credit losses is contained in the "Earning Assets" narrative.


OTHER INCOME
------------
         Other income consists primarily of merchant fees, credit card interchange fees and service fees on deposit accounts. Total other income of approximately $1,681,000 for 1998 increased approximately $476,000 or 39% when compared to 1997 and 38% when 1997 is compared to 1996. Merchant and credit card interchange fees combined were approximately $962,000, $777,000, and $620,000 in 1998, 1997, and 1996, respectively. Service charges on deposit accounts were approximately $395,000, $313,000, and $253,000 in 1998, 1997, and 1996,
respectively.


OTHER EXPENSES
--------------
         Noninterest expense increased 17% in 1998 and 22% in 1997. Salaries and benefits, which accounted for 53% in both 1998 and 1997 of noninterest expenses, increased by 17% in 1998 and 22% in 1997. Full-time equivalent employees increased 12% in 1998 and 26% in 1997. Management continues to control overhead expense without impairing the quality of service provided to customers. Operating from a single location has proven both efficient and effective. The Company's total assets per employee approximated $7.3 million and $6.8 million at December 31, 1998 and 1997, respectively; this compares very favorably to banks of similar asset size.

         The Company's efficiency ratio, computed by dividing other expenses by net interest income plus other income, was 49.2% for 1998 and 49.4% for 1997. The Company's low ratio is indicative of efficient overhead cost control from the single operating facility.

         Depreciation expense for 1998 was approximately $706,000. This represented a 50% increase over 1997's balance of approximately $470,000, due primarily to hardware and software upgrades in 1998 and a full years depreciation on the building expansion completed in 1997.

         During 1998, the assessment paid by the Company to the Federal Deposit Insurance Corporation (FDIC) was $70,000. This compares to $62,000 being paid in 1997. The Company is currently being assessed the lowest premium rate established by the FDIC because it is classified in the highest capital rating category.


PROVISION FOR FEDERAL INCOME TAXES
----------------------------------
         The Federal income tax expense was $3,805,000, $3,234,000, and $2,681,000 in 1998, 1997, and 1996, respectively. During each of these years, the Company realized tax savings from the purchase of tax-free municipal bonds and from a tax-exempt loan. The effective tax rate was 32.4%, 32.3%, and 31.9% in 1998, 1997, and 1996, respectively.


                               FINANCIAL CONDITION
                               -------------------
         The following discussions address key elements of financial condition, including earning assets, the sources of funds supporting earning assets, credit quality and experience, asset and liability management, and capital adequacy.

                                 EARNING ASSETS
                                 --------------
LOANS
-----
         Loans comprised 73%, 71%, and 69% of the Company's average earning assets in 1998, 1997, and 1996, respectively. Loan volume and quality continue to be strong as the Company grows. The increase in net loans outstanding over the prior year was $108 million, $88 million, and $54 million in 1998, 1997, and 1996, respectively.

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

         Tables 3 and 4 show the composition of the loan portfolio at the end of each of the last five years and the loan maturities and rate sensitivities at December 31, 1998.



                   TABLE 3 - LOAN PORTFOLIO AT DECEMBER 31
                             (Dollars in thousands)

                                            1998          1997          1996          1995          1994
                                            ----          ----          ----          ----          ----

Commercial                                $124,643      $103,061      $ 79,492      $ 74,347      $ 59,290

Real Estate:

     Residential-first mortgage            121,358       104,659        86,750        70,969        56,168
     Commercial-owner occupied             118,560        99,537        76,673        70,121        54,480
     Commercial-investment                 182,888       130,108       105,275        78,531        57,553
                                           -------       -------       -------        ------        ------
                                           422,806       334,304       268,698       219,621       168,201

Consumer                                    27,261        27,849        26,995        25,653        22,757

Other                                        4,571         4,507         5,614         5,767         1,533
                                             -----         -----         -----         -----         -----

Total Loans                                579,281       469,721       380,799       325,388       251,781

Less deferred loan fees                        911           685           639           600           597
                                               ---           ---           ---           ---           ---

Total loans net of deferred
    loan fees                              578,370       469,036       380,160       324,788       251,184

Less allowance for credit losses             8,146         6,947         5,942         4,960         4,110
                                             -----         -----         -----         -----         -----

Net Loans                                 $570,224      $462,089      $374,218      $319,828      $247,074
                                          ========      ========      ========      ========      ========


        The maturity distribution and sensitivity to interest rates of the loan portfolio are two factors in management's evaluation of the risk characteristics and the future profitability of the portfolio.


      TABLE 4 - LOAN MATURITIES AND RATE SENSITIVITIES AT DECEMBER 31, 1998
                             (Dollars in thousands)

                                             Within              1 - 5              Over 5
                                             1 Year              Years              Years               Total
                                             ------              -----              -----               -----
Loan maturities by type (A,C):

    Commercial                               $21,647            $82,806             $20,190            $124,643

    Real Estate:

       Residential-first mortgage              4,633              2,284             114,441             121,358
       Commercial-owner occupied               1,490             16,325             100,745             118,560
       Commercial-investment                  13,274             39,788             129,826             182,888
                                              ------             ------             -------             -------
                                              19,397             58,397             345,012             422,806

    Consumer                                  15,256             11,610                 395              27,261

    Other                                        613                  -               3,958               4,571
                                                 ---             ------               -----               -----

       TOTAL                                 $56,913           $152,813            $369,555            $579,281
                                             =======           ========            ========            ========

Rate Sensitivities (B,C):

    Fixed Rate Loans                         $22,394            $63,519             $20,500            $106,413
    Variable Rate Loans                      184,036            269,177              19,655             472,868
                                             -------            -------              ------             -------
       TOTAL                                $206,430           $332,696             $40,155            $579,281
                                            ========           ========             =======            ========

Percent of Total                               35.6%              57.4%                7.0%             100.00%
                                               =====              =====                ====             =======


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

         Nonperforming assets consist of loans on nonaccrual and loans over 90-days past due as to principal and interest and still in an accrual status. Nonaccrual loans are loans which are 90-days past due and with respect to which, in management's opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis. Loans which are 90-days or more past due and still accruing interest are loans which, in management's opinion, are well secured and are in the process of collection. Nonperforming loans amounted to $570,000, $673,000, $454,000, and $138,000 at
December 31, 1998, 1997, 1996, and 1995, respectively, which consistently represents less than .15% of total loans for the same periods.

         Potential problem loans are those loans which are on the Bank's "Watch List" and exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. Management reviews this list regularly and adjusts for changing conditions.

Table 5 is a summary of credit loss experience for the five years ending December 31, 1998.


                                                TABLE 5 - ALLOWANCE FOR CREDIT LOSSES
                                                       (Dollars in thousands)


                                            1998          1997          1996          1995          1994
                                            ----          ----          ----          ----          ----

Balance at beginning of year              $  6,947      $  5,942     $   4,960     $   4,110     $   3,117

Loans charged off:

    Commercial                                 (21)            -             -             -            -
    Residential real estate                    (13)            -             -             -            -
    Consumer and other                          (2)            -             -             -            -
                                        ----------         ------        ------        ------        -----
               Total loans charged off         (36)            -             -             -            -

Recoveries:

    Commercial                                   3             -             -             -            -
    Consumer and other                           2             -             2             -            -
                                        ----------         ------        ------        ------        -----
            Total recoveries                     5             -             2             -            -
            Net loans charged off              (31)            -             -             -            -


Provision for credit losses                  1,230         1,005           980           850           993
                                             -----         -----           ---           ---           ---

Balance at end of year                   $   8,146     $   6,947     $   5,942     $   4,960     $   4,110
                                         =========     =========     =========     =========     =========

Total loans outstanding
    at year-end                           $579,281      $469,721      $380,799      $325,388      $251,781
                                          ========      ========      ========      ========      ========




Average loans                             $514,259      $418,029      $340,035      $283,577      $216,702
                                          ========      ========      ========      ========      ========

As a percent of average loans:

    Net charge-offs                           0.01%          N/A           N/A           N/A           N/A
    Provision for credit losses               0.24%         0.24%         0.29%         0.30%         0.46%

As a percent of total loans outstanding
    at year-end:

    Year-end allowance for credit
    losses                                    1.41%         1.48%         1.56%         1.52%         1.64%



Table 6 is an allocation of the allowance for credit losses for the five years ended December 31, 1998:

             TABLE 6 - ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
                             (Dollars in thousands)


                           1998                 1997                 1996                 1995                 1994
                     ------------------  ------------------    ------------------   ------------------    -----------------
                              % of                 % of                 % of                 % of                 % of
                              loans                loans                loans                loans                loans
                     Amt.  to ttl loans   Amt.   to ttl loans   Amt.  to ttl loans  Amt.  to ttl loans    Amt.  to ttl loans
                     ----  ------------  -----   ------------   ----- ------------  ----- ------------    ----- ------------

Commercial          $1,158      22%      $  714      22%      $  720      21%      $  957      23%      $  774      23%

Real Estate:
  Residential -
  first mortgage       415      21%         362      22%         240      23%         179      22%         140      22%

  Commercial -
    owner occupied     636      20%         573      21%         542      20%         422      22%         310      22%
  Commercial -
    investment       1,900      32%       1,464      28%       1,263      28%         844      24%         624      23%
                     -----      ---       -----      ---       -----      ---         ---      ---         ---      ---
                     2,951      73%       2,399      71%       2,045      71%       1,445      68%       1,074      67%

Consumer and other     274       5%         275       7%         293       8%         318       9%         228       10%
                       ---       --         ---      --          ---       --         ---       --         ---       ---
Total allocated      4,383      100%      3,388     100%       3,058      100%      2,720     100%       2,076      100%
                                ====                ====                  ====                ====                 =====

Total unallocated    3,763                3,559                2,884                2,240                2,034
                     -----                -----                -----                -----                -----

Total               $8,146               $6,947               $5,942               $4,960               $4,110
                    ======               ======               ======               ======               ======



         The loan portfolio contains no foreign loans nor any concentration to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.




SECURITIES
----------
         Securities available for sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders' equity. The unrealized gain recorded at December 31, 1998, approximated $2,014,000 (net of $1,040,000 in deferred income taxes); the unrealized gain recorded at December 31, 1997, approximated $1,357,000 (net of $698,000 in deferred income taxes); and the unrealized gain recorded December 31, 1996, approximated $531,000 (net of $273,000 in deferred income taxes). The designation of such securities is made by management based upon liquidity needs at the time of purchase.

         The securities available for sale (SAFS) portfolio at December 31, 1998, is composed primarily of U.S. Treasury (15.3%) and U.S. Government Agency Securities (64.7%). The remaining 20.0% is composed of certain other securities. The quality of this portfolio is 84% AAA rated bonds with an average maturity of
2.4 years. The SAFS portfolio represented 23% of total assets at December 31, 1998, and 25% at December 31, 1997.

         The SAFS portfolio at December 31, 1998, includes securities issued by the State of Ohio and the State of Michigan with the following values:


                        Fair                     Amortized
                       Value                        Cost
                       -----                        ----
                             (Dollars in thousands)

State of Ohio          $9,799                      $9,338
State of Michigan       4,433                       4,284

         Tables 7 and 8 set forth the carrying value of the SAFS portfolio at the dates indicated, and provide an analysis of the maturities and average yields on a fully taxable equivalent basis (assuming a 34% tax rate) as of December 31, 1998. Classification by maturity is determined by the earlier of maturity date or call date.

                    TABLE 7 - SECURITIES AVAILABLE FOR SALE
                             (Dollars in thousands)


                                                            CARRYING VALUE AT DECEMBER 31,
                                          1998            1997           1996            1995           1994
                                          ----            ----           ----            ----           ----
U.S. government securities
   and agency obligations               $146,007        $130,023       $121,195        $107,759        $75,753

Corporate debt securities                 16,180          15,614         17,494          13,685              -

Municipal obligations                     15,074          14,038         13,661          13,619              -

Mortgage-backed securities                 1,661           3,088          3,087           3,163              -

Other securities                           5,661           4,758          3,772           2,401          2,229
                                           -----           -----          -----           -----          -----

    TOTAL                               $184,583        $167,521       $159,209        $140,627        $77,982
                                        ========        ========       ========        ========        =======




                TABLE 8 - MATURITY ANALYSIS AT DECEMBER 31, 1998
                             (Dollars in thousands)


                                                                     After 5
                                                  After 1 Year      Years But
                                      Within        But Within        Within           After
                                      1 Year         5 Years         10 Years        10 Years         Total
                                      ------         -------         --------        --------         -----
U.S. government securities
    and agency obligations            $31,210        $108,406          $6,391              -         $146,007
Corporate debt securities               1,003          13,160           2,017              -           16,180
Municipal obligations                     631          10,702           3,481             260          15,074
Mortgage-backed securities              1,432              -               -              229           1,661
 Other securities                          -               -               -            5,661           5,661
                                       ------          ------          ------           -----           -----
    TOTAL                             $34,276        $132,268         $11,889          $6,150        $184,583
                                      =======        ========         =======          ======        ========

 Weighted average yield:
U.S. government securities
    and agency obligations              6.85%           6.22%           6.45%               -           6.37%
Corporate debt securities               6.28%           6.51%           6.10%               -           6.45%
Municipal obligations                   6.97%           7.08%           6.43%           8.08%           6.95%
Mortgage-backed securities              5.94%               -               -           6.11%           5.96%
Other securities                            -               -               -           6.38%           6.38%

    TOTAL                                                                                               6.42%
                                                                                                     =======



         The securities held to maturity (SHTM) portfolio represented 17% of total assets at December 31, 1994. The entire SHTM portfolio was transferred to SAFS during 1995.

         Table 9 sets forth the carrying value of the SHTM portfolio at the dates indicated.


                      TABLE 9 - SECURITIES HELD TO MATURITY
                             (Dollars in thousands)


                                                                 CARRYING VALUE AT DECEMBER 31,
                                                1998             1997            1996             1995        1994
                                                ----             ----            ----             ----        ----
U.S. government securities
   and agency obligations                        -                -               -                -         $42,441

Corporate debt securities                        -                -               -                -          13,749
Municipal obligations                            -                -               -                -          12,475
Mortgage-backed securities                       -                -               -                -           3,225
Other securities                                 -                -               -                -              30
                                              ---------       ----------       ---------        ---------    -------

   TOTAL                                         -                -               -                -         $71,920
                                              =========        =========       =========        =========    =======




FEDERAL FUNDS SOLD
------------------
         Short-term Federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1998, 1997, and 1996, the average balance of these funds represented less than 1.4% of average total assets for the same periods. As the Bank has grown, the ability to manage daily liquidity needs has become stable and the use of daily Federal funds sold has been maintained at a very manageable level.

DEFERRED FEDERAL INCOME TAXES
-----------------------------
         Deferred Federal income taxes represent a net asset of $1,091,000 at December 31, 1998. This amount is comprised primarily of deferred taxes relating to the nondeductible portion of the credit allowance offset by the unrealized gains on available for sale securities which total $2,543,000 and $1,038,000, respectively. Certain limits exist for deduction of the provision related to credit losses that exceeds actual experience. With insignificant loan charge-offs, the Company's tax deduction to date, has been minimal. Sufficient taxable income in prior years exists to realize the deferred tax assets that are recorded.

                                SOURCES OF FUNDS
                                ----------------
DEPOSITS
--------
         The Company's major source of investable funds is core deposits from retail and business customers. These core deposits consist of interest bearing and noninterest bearing deposits, excluding certificates of deposit equal to or greater than $100,000. These core deposits grew to $444 million in 1998 from $373 million in 1997, and $332 million in 1996.

         Certificates of deposit equal to or greater than $100,000 grew to $219 million in 1998 from $206 million in 1997, and $138 million in 1996. The continued strong marketing effort to secure customers willing to consolidate deposits into a single investment (i.e. certificate of deposit) has allowed the Company to support a strong loan growth. These funds are used to balance rate sensitivity and as a supplement to core deposits.

         Since the Company places less emphasis on mass marketing of retail products, its customer base consists of higher net worth individuals and their related companies, and retirees. The net growth, since the Company opened in 1989, has been without significant fluctuation and the deposit base has been reliable. Management anticipates a continuation of these trends. Average deposits increased 15% in 1998, 23% in 1997, and 15% in 1996.

Table 10 is a summary of the average amount of, and the average rate paid on, each of the Bank's deposit categories.


                          TABLE 10 - AVERAGE DEPOSITS
                             (Dollars in thousands)

                                                      1998                          1997                          1996
                                                      ----                          ----                          ----
                                               Amount       Rate             Amount      Rate              Amount      Rate
                                               ------       ----             ------      ----              ------      ----
Noninterest
   bearing deposits                           $51,646                       $42,372                      $ 35,307

Money market accounts                         168,190      4.13%            138,910      4.21%             99,839     3.81%

Savings                                        17,474      2.80%             17,671      2.88%             19,449     2.91%

Other time deposits                           376,350      5.74%            333,114      5.79%            278,101     5.78%
                                              -------                      --------                      --------
   TOTAL                                     $613,660                      $532,067                      $432,696
                                             ========                      ========                      ========

         The increase (decrease) in average deposits by category for 1998 was as follows: Noninterest bearing deposits, 22%; money market accounts, 21%; savings, (1%) and other time deposits, 13%.

         Certificates of deposit of $100,000 or more grew 6% in 1998. As the Company grows, the market penetration of the retail customer base expands. In addition, customers are continually consolidating banking relationships, taking advantage of the Company's competitively priced deposit products. The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1998, is reflective of the interest rate environment during 1998, which had more favorable rates in long-term investments.

      TABLE 11 - CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AT DECEMBER 31
                             (Dollars in thousands)

                                             1998                    1997                  1996
                                             ----                    ----                  ----
Maturing:
   3 months or less                      $ 97,329                $ 93,831              $ 61,849
   Over 3 to 6 months                      36,632                  34,268                28,243
   Over 6 to 12 months                     47,462                  34,534                28,737
   Over 12 months                          37,264                  43,819                19,495
                                           ------               ---------             ---------

TOTAL                                    $218,687                $206,452              $138,324
                                         ========                ========              ========


SHORT-TERM BORROWINGS
---------------------
         Short-term borrowings were $72 million, $30 million, and $42 million at December 31, 1998, 1997, and 1996, respectively.

         Short-term borrowings are primarily composed of advances from The Federal Home Loan Bank (74.8%). The remaining 25.2% is composed of: 1) securities sold under agreements to repurchase which are secured transactions, a majority of which mature within one year or less, 2) Federal funds borrowings, and 3) $3.5 million of demand notes issued by the Bank to the U.S. Treasury under the Treasury Tax and Loan Note program. Additional information regarding securities sold under agreements to repurchase and Federal Home Loan Bank borrowings is summarized below:


                                            SECURITIES SOLD UNDER
                                           AGREEMENTS TO REPURCHASE                   FEDERAL HOME LOAN BANK
                                        ------------------------------                ----------------------

                                           1998       1997        1996                 1998        1997       1996
                                           ----       ----        ----                 ----        ----       ----

                                                                      (Dollars in thousands)
Weighted average interest rate
   at year-end                            4.37%      4.20%       4.31%                5.32%       5.61%      5.56%
Amount outstanding at year-end          $14,626    $14,395     $15,531              $53,900     $15,900    $19,000
Maximum amount outstanding at
   any month end                         22,068     14,395      26,012               53,900      18,860     19,000
Daily average amount outstanding
   during the year                       17,790     12,926      21,255               32,235      12,216     12,015
Weighted average interest rate
   for the year                           4.61%      4.57%       5.30%                5.37%       5.60%      5.51%

CAPITAL RESOURCES AND DIVIDENDS
-------------------------------
         Shareholders' equity is a stable, noninterest bearing source of funds which provides support for asset growth and is the primary component of capital. Shareholders' equity at December 31, 1998, 1997, and 1996 was $58.4 million, $50.5 million, and $41.6 million, respectively. During 1997 and 1996, the Bank paid a $4,000,000 and $10,000,000, respectively, cash dividend to the parent company. The parent company then issued $4,000,000 and $10,000,000 in 1997 and 1996, respectively, in subordinated debt to the Bank. Principal is due at maturity, January 1, 2008, and January 1, 2007, respectively, with interest payable at 6.75%.

         The Company issued a 6% stock dividend in June of 1996, 1995, and 1994. In June 1997, the Company began to issue quarterly cash dividends. This totaled $1,745,339 for 1998 and $984,487 for 1997.

         The following shows consolidated operating and capital ratios of the Company for each of the past three years ended December 31:

                                                 1998              1997             1996
                                                 ----              ----             ----

Return on average assets                        1.09%             1.12%            1.13%
Return on average equity                       14.52%            15.22%           15.19%
Average equity to average assets                7.49%             7.33%            7.41%
Tier 1 capital  (1)                             9.11%             9.81%           10.14%
Tier 2 capital  (2)                            10.36%            11.06%           11.39%
Leverage  (3)                                   7.20%             7.67%            7.60%

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

         The Company upgraded computer hardware and software during 1998 to meet its strategic plan of enhancing its products and services from a competitive viewpoint. This decision was not related to Year 2000 compliance issues. The newly installed systems are Year 2000 compliant. The cost of these systems was approximately $600,000 which was capitalized. The Company has reviewed other systems, including desktop computers and facilities related items for Year 2000 compliance. Anticipated costs related to the remaining hardware and software purchases, associated reprogramming, and remedial actions did not exceed $100,000 in 1998 nor is it expected to exceed that amount in 1999 or 2000. The Company will fund the costs through normal operating cash flow. The project is staffed primarily with internal staff redeployed from less time-sensitive assignments.

         The Company is reliant on suppliers and customers, and we are addressing Year 2000 issues with both groups. As of December 31, 1998, we have identified critical vendors and have completed formalized risk assessments of their Year 2000 readiness plans and status. The Company will continue to monitor and replace vendors or make alternative arrangements when sources are limited or unavailable.

         The Company is also reliant on its customers to make the necessary preparations for Year 2000 so that their business operations will not be interrupted, as an interruption could threaten their ability to honor financial commitments. The Company has identified approximately 298 relationships, consisting of borrowers, capital market counter parties, funding sources, and large depositors as having financial volumes sufficiently large to warrant inquiry as to Year 2000 preparation. The Company has substantially completed a formal assessment of risk based on these initial reports as of December 31, 1998. Customers found to have a significant risk of not being ready for Year 2000 are encouraged to make the necessary effort. The Company is undertaking measures to minimize risk with those that appear to pose a significant risk. Quarterly reviews and follow up assessments of customers will continue through 1999.

         The Company's Year 2000 change program includes the active involvement of senior executives as well as seasoned project managers from throughout the company. Senior executive, the board of directors and a project steering committee regularly review the overall program. The federal and state agencies that regulate the banking industry also monitor the program. The Company's outside internal audit firm also reviewed the Company's project status.

         The Company grouped the principal risks associated with the Year 2000 problem into three categories. The first is the risk that the Company does not successfully ready its operations for the year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. Year 2000 compliant systems have already been implemented and management believes it will be able to make any other minor necessary corrections in a timely manner.

         Computer failure of third parties may also impact the Company's operations. The most serious impact on the Company's operations from suppliers would result if basic services such as telecommunications, electric power suppliers, and services provided by other financial institutions and governmental agencies were disrupted. While the Company has assessed its suppliers, it does not yet have sufficient information to estimate the likelihood of significant disruptions among its suppliers.

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



              LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK
              ----------------------------------------------------

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

         The Company's major source of funds is a substantial base of core funds, defined as core deposits plus shareholders' equity and other liabilities. The Company supplements core funds by regularly issuing certificates of deposit and repurchase agreements. The Company also has the ability to borrow money on a daily basis through correspondent banks and the Federal Home Loan Bank to satisfy short-term liquidity needs. At December 31, 1998 and 1997, the Company had $24.3 million and $36.2 million, respectively, of unused lines of credit. During January 1997, the Company's Board of Directors approved an increase in the investment by the Bank in the Federal Home Loan Bank from $2.9 million to $6.0 million. This increased the Company's available line of credit with the Federal Home Loan Bank to $55.1 million. The Company currently holds $4.6 million in Federal Home Loan Bank stock.

         In addition to normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 1998, the Company had a total of $237.3 million in unfunded loan commitments and $16.8 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $208.4 million were commitments available as lines of credit to be drawn at any time as customers' cash needs vary, and $28.9 million were for loan commitments scheduled to close and become funded within the next six months. The Company monitors fluctuations in balances and manages its overall liquidity, taking into account these unfunded commitments.

         On a parent company basis, the Company's primary source of funds is dividends paid by the subsidiary Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The amount of unrestricted retained earnings available to be paid by the Bank to the Company was approximately $11,176,000 at January 1, 1999.

INTEREST RATE RISK
------------------
         Balance sheet structure and interest rate changes play important roles in the growth of net interest income. The Company's Asset/Liability Committee
(ALCO) manages the overall rate sensitivity and mix of the balance sheet to anticipate and minimize the effects of interest rate fluctuations and maintain a consistent net interest margin. The relative measure of assets and liabilities that will mature or are scheduled to reprice within various time categories is known as "GAP." Because the Company has more liabilities than assets repricing within one year at December 31, 1998, it has a negative GAP and is considered liability sensitive. In a rising rate environment, this liability surplus would most likely detract from net interest income. In a declining rate environment, the effect would most likely be favorable. Experience has shown that this generalization does not fully capture the true dynamics of interest rate changes since asset and liability rates do not adjust equally.


INTEREST RATE SENSITIVITY AND MARKET RISK
-----------------------------------------
         A number of measures are used to monitor and manage interest rate risk, including income simulation and interest sensitivity (GAP) analyses. An income simulation model is management's primary tool used to assess the direction and magnitude of variations in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of financial instruments held for purposes other than trading; changes in market conditions, loan volumes, and pricing; deposit sensitivity; client preferences; and management's financial capital plans. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment and , as a result, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

         Results of the multiple simulations done as of December 31, 1998, suggest that the Corporation could expect net interest income to decrease by approximately $478,000 (if interest rates gradually decline by 100 basis points over the next twelve months) and, to increase by approximately $177,000 (if interest rates gradually increase by 100 basis points over the next twelve months) from 1998 levels of net interest income. These variances in net interest income were well within the Company's policy parameters established to manage such risk. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including the growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preferences and other factors.


         Table 12, Interest Rate Sensitivity Analysis, shows as of December 31, 1998 and 1997, assets and liabilities which are maturing at various periods in time and which will be subject to repricing. A formal asset/liability management analysis is performed on a monthly basis by Austin Advisors, Inc., a firm specializing in consulting and providing assistance to banks. This information is presented and reviewed by the "ALCO" Committee.


FORWARD-LOOKING STATEMENTS
--------------------------
         The foregoing disclosure contains "forward-looking statements" within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to expectations for future periods. These forward looking statements relate to the impact of Year 2000 and the interest rate sensitivity analysis, all changes which are subject to risks and uncertainties that could cause actual results to differ. These risks and uncertainties include unanticipated changes in the competitive environment and relationships with third party vendors and clients and certain other factors discussed in this report.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

     Disclosures regarding market risk have been included in Item 7--Management Discussion and Analysis

                  TABLE 12 - INTEREST RATE SENSITIVITY ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                                         DECEMBER 31, 1998
                                    ----------------------------------------------------------------------------------------

                                         1 TO 4             4 MONTHS            1 TO 5              OVER
                                         MONTHS            TO 1 YEAR            YEARS             5 YEARS            TOTAL
                                    ---------------   ----------------   ----------------   ---------------   --------------
Assets:
   Loans, gross                         $182,086           $24,344           $332,696            $40,155          $579,281
   Securities available for sale (1)      11,990            22,286            132,268             18,039           184,583

   Other assets                                                                                   37,764            37,764
                                    ---------------------------------------------------------------------------------------

Total Assets                            $194,076           $46,630           $464,964            $95,958          $801,628
                                    =======================================================================================

Liabilities:
   Savings, time and interest
      checking                          $296,531           $66,060            $25,294                 $0          $387,885
   CD's $100,000 & over                  112,529            68,895             37,147                116           218,687
   Borrowed funds                         31,729                 0             11,387             28,900            72,016
   Other liabilities                                                                              64,618            64,618
                                    ---------------------------------------------------------------------------------------

Total Liabilities                        440,789           134,955             73,828             93,634           743,206

Shareholders' Equity                                                                              58,422            58,422
                                    ---------------------------------------------------------------------------------------

Total Sources of Funds                  $440,789          $134,955            $73,828           $152,056          $801,628
                                    =======================================================================================

Maturity/rate sensitivity GAP          ($246,713)         ($88,325)          $391,136           ($56,098)

Cumulative GAP                          (246,713)         (335,038)            56,098

Percent of cumulative GAP to
   total assets                             -31%              -42%                 7%



 (1) This table classifies securities according to sensitivity to changes in interest rates.

                  TABLE 12 - INTEREST RATE SENSITIVITY ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                                          DECEMBER 31, 1997
                                    ---------------------------------------------------------------------------------------

                                         1 TO 4            4 MONTHS           1 TO 5              OVER
                                         MONTHS           TO 1 YEAR           YEARS             5 YEARS            TOTAL
                                    ----------------   ----------------  ---------------    ---------------   -------------
Assets:
   Loans, gross                         $165,000            $29,242          $253,493            $21,987          $469,722
   Securities available for sale (1)      28,471             27,365            95,290             16,395           167,521
   Other assets                                                                                   32,297            32,297
                                    ---------------------------------------------------------------------------------------

Total Assets                            $193,471            $56,607          $348,783            $70,679          $669,540
                                    =======================================================================================

Liabilities:
   Savings, time and interest
      checking                          $221,278            $64,848           $37,213                 $0          $323,339
   CD's $100,000 & over                  108,634             53,999            43,711                108           206,452
   Borrowed funds                         16,500              1,000             5,895              6,900            30,295
   Other liabilities                                                                              58,907            58,907
                                    ---------------------------------------------------------------------------------------

Total Liabilities                        346,412            119,847            86,819             65,915           618,993

Shareholders' Equity                                                                              50,547            50,547
                                    ---------------------------------------------------------------------------------------

Total Sources of Funds                  $346,412           $119,847           $86,819           $116,462          $669,540
                                    =======================================================================================

Maturity/rate sensitivity GAP          ($152,941)          ($63,240)         $261,964           ($45,783)

Cumulative GAP                          (152,941)          (216,181)           45,783

Percent of cumulative GAP to
   total assets                             -23%               -32%                7%



 (1) This table classifies securities according to sensitivity to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The Report of Independent Auditors and Consolidated Financial Statements included in the 1998 Annual Report to Shareholders are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
            FINANCIAL DISCLOSURE

         NONE.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------
         The following table lists the Non-Director, Executive Officers of the Company and its subsidiary, Capital Bank, N.A., and certain other information with respect to each individual, as of December 31, 1998. The information required by this item with respect to Directors of the Company and its subsidiary, Capital Bank, N.A., is incorporated herein by reference to the information under the heading "Election of Directors and Information with Respect to Directors and Officers" in the definitive Proxy Statement of the Company. The information required regarding disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Exchange Act is incorporated herein by reference to the information under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the definitive Proxy Statement of the Company.


NAME                                AGE       PRINCIPAL OCCUPATION AND DIRECTORSHIP
----                                ---       -------------------------------------
Michael P. Killian                   47       Chief Financial Officer of the Company, Senior Vice President - Operations
                                              and Chief Financial Officer of the Bank

Stephen J. Kovatch                   56       Assistant Secretary of the Company, Senior Vice President - Marketing
                                              of the Bank

Robert A. Walters                    40       Senior Vice President - Retail of the Bank



ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------
           Information required by this item is incorporated herein by reference to the information under the heading "Executive Compensation and Other Information" in the definitive Proxy Statement of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------- -----------------------------------------------
         AND MANAGEMENT
         --------------

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON
-------- -----------------------------------------------------
         FORM 8-K
         --------

(a)      Index to Consolidated Financial Statements and Schedules
---      --------------------------------------------------------

         The following consolidated financial statements included in the 1998 Annual Report to Shareholders of Capital Holdings, Inc., are incorporated by reference in Item 8:
              Consolidated Balance Sheets at December 31, 1998 and 1997. Consolidated Statements of Income for the years ended
              December 31, 1998, 1997, and 1996.

              Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.
              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.
              Notes to Consolidated Financial Statements.
         Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.


(b)  Reports on Form 8-K
---  -------------------

         None

(c)  Exhibits
---  --------

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

      4.0     Certificate for Common Shares of Capital Holdings, Inc.               *
                                                                                  ---
     10       Nonemployee Director Stock Option Plan
                   of Capital Holdings, Inc., as amended June 9, 1998
     10.4     1988 Incentive Stock Option Plan of Capital Holdings, Inc.            *
                                                                                  ---
     10.5     Lease between Capital Bank, N.A. and CBNA Building Company,
                   a wholly-owned subsidiary of Capital Holdings, Inc.              *
                                                                                  ---
     10.6     Supplemental Executive Retirement Plan of Capital Holdings, Inc.      $
                                                                                  ---
     13       The Company's 1998 Annual Report to Shareholders -
                   Except for the portions of the report expressly
                   incorporated by reference, the Report is furnished
                   solely for the information of the Commission and is
                   not deemed "filed" as part hereof
     21       List of Subsidiaries                                                  *
                                                                                  ---
                   (i)  Capital Bank, N.A., a national banking
                        association chartered by the Office of the
                        Comptroller of the Currency of the United States
                   (ii)  CBNA Building Company, an Ohio corporation
     23.1     Consent of Independent Auditors
     27       Financial Data Schedule


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



                             CAPITAL HOLDINGS, INC.


              /s/ John S. Szuch                                  2/23/99
         By ------------------------------------------------------------
              John S. Szuch                                         Date
              Chairman and Chief Executive Officer
              Director

              /s/ Robert A. Sullivan                             2/23/99
         By  -----------------------------------------------------------
              Robert A. Sullivan                                    Date
              President and Chief Operating Officer
              Director

             /s/ Michael P. Killian                              2/23/99
         By ------------------------------------------------------------
              Michael P. Killian                                    Date
              Senior Vice President and Chief Financial Officer

             /s/ Bruce K. Lee                                    2/23/99
         By ------------------------------------------------------------
              Bruce K. Lee                                          Date
              Executive Vice President
              Director

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Capital Holdings, Inc. and Subsidiaries and in the capacities and on the dates indicated.

                   /s/ James M. Appold                   2/23/99
               By ----------------------------------------------
                     James M. Appold                        Date
                     Director


               By ----------------------------------------------
                     David P. Bennett                       Date
                     Director


               By ----------------------------------------------
                     Yale M. Feniger                        Date
                     Director

                   /s/ George A. Isaac, III              2/23/99
               By ----------------------------------------------
                     George A. Isaac, III                   Date
                     Director


                   /s/ Michael C.  Landin                2/23/99
               By ----------------------------------------------
                     Michael C. Landin                      Date
                     Director

                   /s/ Ronald R. Langenderfer            2/23/99
               By ----------------------------------------------
                     Ronald R. Langenderfer                 Date
                     Director

                   /s/ Joel A. Levine                    2/23/99
               By ----------------------------------------------
                     Joel A. Levine                         Date
                     Director

                   /s/ W. G. Lyden, III                  2/23/99
               By ----------------------------------------------
                     W. G. Lyden, III                       Date
                     Director

                    /s/ Thomas W. Noe                    2/23/99
                By ---------------------------------------------
                     Thomas W. Noe                          Date
                     Director

                    /s/ Noel Romanoff                    2/23/99
                By ---------------------------------------------
                     Noel Romanoff                          Date
                     Director

                    /s/ James D. Sayre                   2/23/99
                By ---------------------------------------------
                     James D. Sayre                         Date
                     Director