Form 10-Q
period 1999-03-31
CAPITAL HOLDINGS INC
filed 1999-05-13
CIK 837858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended MARCH 31, 1999

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
                  (1) YES    X        (2) NO
                          ------             ------

As of March 31, 1999, there were 2,024,625 shares of common stock outstanding.

                             CAPITAL HOLDINGS, INC.

                                      INDEX




                                                                    PAGE NUMBER
                                                                    -----------
PART I.  FINANCIAL INFORMATION
------------------------------


Item 1.    Financial Statements (Unaudited):

           Consolidated balance sheets
                    March 31, 1999 and December 31, 1998                       3

           Consolidated statements of income
                    Three months ended March 31, 1999 and 1998                 4

           Consolidated statements of shareholders' equity
                    Three months ended March 31, 1999 and 1998                 5

           Consolidated statements of cash flows
                    Three months ended March 31, 1999 and 1998                 6

           Notes to consolidated financial statements                          7


Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      8 - 12




PART II.  OTHER INFORMATION                                                   13
---------------------------


SIGNATURES                                                                    14
----------



                            CAPITAL HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEETS



                                                                              (UNAUDITED)
                                                                             MARCH 31, 1999               DECEMBER 31, 1998
                                                                       ---------------------------    --------------------------
ASSETS
    Cash and due from banks                                                           $17,998,603                   $18,262,969
    Federal Funds Sold                                                                  7,500,000                    11,000,000
                                                                       ---------------------------    --------------------------
    Total Cash and Cash Equivalents                                                    25,498,603                    29,262,969

    Investment Securities Available for sale, at fair value                           190,801,947                   184,583,020

    Loans                                                                             621,140,249                   578,369,916
        Less: Allowance for credit losses                                               8,671,582                     8,145,982
                                                                       ---------------------------    --------------------------
    Net loans                                                                         612,468,667                   570,223,934

    Bank premises and equipment                                                         9,700,397                     9,751,447
    Interest receivable and other assets                                                9,668,414                     7,806,606
                                                                       ---------------------------    --------------------------
Total Assets                                                                         $848,138,028                  $801,627,976
                                                                       ===========================    ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:
        Interest bearing                                                             $638,665,478                  $606,571,823
        Noninterest bearing                                                            59,410,889                    56,494,624
                                                                       ---------------------------    --------------------------
    Total deposits                                                                    698,076,367                   663,066,447

    Short-term borrowings                                                              81,031,865                    72,016,334
    Interest payable and other liabilities                                              9,692,018                     8,122,982
                                                                       ---------------------------    --------------------------
Total Liabilities                                                                     788,800,250                   743,205,763

SHAREHOLDERS' EQUITY
    Common stock, no par value, $.50 stated value;
        3,000,000 shares authorized and 2,024,625 shares
        issued and outstanding (2,016,408 at December 31, 1998)                         1,012,313                     1,008,204
    Capital in excess of stated value                                                  34,619,319                    34,201,997
    Retained earnings                                                                  22,794,331                    21,197,999
    Other comprehensive income                                                            911,815                     2,014,013
                                                                       ---------------------------    --------------------------
Total Shareholders' Equity                                                             59,337,778                    58,422,213
                                                                       ---------------------------    --------------------------
Total Liabilities and Shareholders' Equity                                           $848,138,028                  $801,627,976
                                                                       ===========================    ==========================



See Accompanying Notes



                               CAPITAL HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF INCOME   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                            MARCH 31
                                                                   1999                 1998
                                                             -----------------    -----------------
Interest income:
       Loans, including fees                                      $12,075,811          $10,204,402
       Securities                                                   2,897,766            2,690,627
       Federal funds sold                                              80,704              114,572
                                                             -----------------    -----------------
Total interest income                                              15,054,281           13,009,601

Interest expense:
       Deposits                                                     7,309,057            6,962,076
       Short-term borrowings                                        1,036,235              480,057
                                                             -----------------    -----------------
Total interest expense                                              8,345,292            7,442,133

                                                             -----------------    -----------------
Net interest income                                                 6,708,989            5,567,468

Provision for credit losses                                           525,000              230,000
                                                             -----------------    -----------------
Net interest income after provision for credit losses               6,183,989            5,337,468

Other income:
       Securities gains, net                                           29,886               13,210
       Other                                                          433,914              330,740
                                                             -----------------    -----------------
Total other income                                                    463,800              343,950

Other expenses:
       Salaries and employee benefits                               1,927,672            1,604,423
       Equipment                                                      228,840              193,642
       Taxes other than income                                        134,206              120,475
       Courier services                                               166,593              143,253
       Net occupancy                                                   95,461               71,269
       Other                                                        1,007,775              856,074
                                                             -----------------    -----------------
Total other expenses                                                3,560,547            2,989,136

                                                             -----------------    -----------------
Income before provision for federal income tax                      3,087,242            2,692,282

Provision for federal income tax                                    1,005,000              880,000
                                                             -----------------    -----------------

Net income                                                         $2,082,242           $1,812,282
                                                             =================    =================

Net income per share:
   Basic                                                                $1.03                $0.91
                                                             =================    =================
   Diluted                                                              $1.00                $0.90
                                                             =================    =================

Average shares outstanding:
   Basic                                                            2,019,839            1,998,444
                                                             =================    =================
   Diluted                                                          2,072,127            2,023,934
                                                             =================    =================

See Accompanying Notes



                             CAPITAL HOLDINGS, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998



                                                                      COMMON STOCK               CAPITAL IN
                                                        -------------------------------------     EXCESS OF       RETAINED
                                                              SHARES               AMOUNT       STATED VALUE      EARNINGS
                                                        -----------------    ---------------  -----------------------------------

Balance at January 1, 1999                                   2,016,408           $1,008,204     $34,201,997    $21,197,999

Net income                                                                                                       2,082,242

Unrealized gains (losses) on securities, net of tax


Comprehensive Income

Exercise of common stock options                                 4,260                2,130         181,881

Issuance of common stock shares                                  6,957                3,479         413,941

Repurchase of treasury stock shares                             (3,000)              (1,500)       (178,500)

Cash dividend declared, $.24 per share                                                                            (485,910)

                                                        -------------------------------------------------------------------------
Balance at March 31, 1999                                    2,024,625           $1,012,313     $34,619,319    $22,794,331
                                                        =========================================================================






Balance at January 1, 1998                                   1,991,922             $995,961     $33,179,413    $15,014,646

Net income                                                                                                       1,812,282

Unrealized gains (losses) on securities, net of tax


Comprehensive Income

Exercise of common stock options                                 4,250                2,125          67,745

Issuance of common stock shares                                  4,338                2,169         201,717

Cash dividend declared, $.21 per share                                                                            (420,107)

                                                        -------------------------------------------------------------------------
Balance at March 31, 1998                                    2,000,510           $1,000,255     $33,448,875    $16,406,821
                                                        =========================================================================



                                                              OTHER                    TOTAL
                                                         COMPREHENSIVE            SHAREHOLDERS'
                                                             INCOME                   EQUITY
                                                        ---------------------------------------------

Balance at January 1, 1999                                  $2,014,013              $58,422,213

Net income                                                                            2,082,242

Unrealized gains (losses) on securities, net of tax         (1,102,198)              (1,102,198)

                                                        ----------------------------------------
Comprehensive Income                                                                    980,044

Exercise of common stock options                                                        184,011

Issuance of common stock shares                                                         417,420

Repurchase of treasury stock shares                                                    (180,000)

Cash dividend declared, $.24 per share                                                 (485,910)

                                                        ----------------------------------------
Balance at March 31, 1999                                     $911,815              $59,337,778
                                                        ========================================






Balance at January 1, 1998                                  $1,356,662              $50,546,682

Net income                                                                            1,812,282

Unrealized gains (losses) on securities, net of tax           (223,344)                (223,344)

                                                        ----------------------------------------
Comprehensive Income                                                                  1,588,938

Exercise of common stock options                                                         69,870

Issuance of common stock shares                                                         203,886

Cash dividend declared, $.21 per share                                                 (420,107)

                                                        ----------------------------------------
Balance at March 31, 1998                                   $1,133,318              $51,989,269
                                                        ========================================


See Accompanying Notes


                             CAPITAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                      THREE MONTHS ENDED
                                                                                                             MARCH 31
                                                                                                    1999                     1998
                                                                                            ------------------    -----------------
     OPERATING ACTIVITIES:
         Net Income                                                                                $2,082,242           $1,812,282
         Adjustments to reconcile net income to net
            cash provided by operating activities:
                Provision for credit losses                                                           525,000              230,000
                Depreciation and amortization                                                         192,285              161,146
                Amortization and accretion of security premiums and discounts                         (11,348)              (3,576)
                Gain on sale of securities                                                            (29,885)             (13,210)
                Deferred income taxes                                                                (178,500)             (78,200)
                Changes in assets and liabilities:
                    Increase in interest receivable and other assets                               (1,115,507)          (1,050,317)
                    (Decrease)/increase in interest payable and other liabilities                   1,567,064           (1,573,285)
                                                                                            ------------------    -----------------
         Total adjustments                                                                            949,109           (2,327,442)
                                                                                            ------------------    -----------------
         Net cash provided by operating activities                                                  3,031,351             (515,160)

     INVESTING ACTIVITIES:
         Purchase of securities available for sale                                                (19,296,627)         (18,615,440)
         Net increase in loans                                                                    (42,769,733)         (12,085,431)
         Purchase of bank premises and equipment                                                     (141,234)            (136,997)
         Proceeds from maturities of securities available for sale                                  1,169,949              854,257
         Proceeds from sales of securities available for sale                                      10,278,984            7,013,313
                                                                                            ------------------    -----------------
         Net cash used in investing activities                                                    (50,758,661)         (22,970,298)

     FINANCING ACTIVITIES:
         Net increase in deposits                                                                  35,009,920            3,552,079
         Net increase in short-term borrowings                                                      9,015,531           12,000,000
         Issuance of common stock                                                                     601,431              273,756
         Repurchase of treasury stock                                                                (180,000)                   0
         Dividends paid                                                                              (483,938)            (338,432)
                                                                                            ------------------    -----------------
         Net cash provided by financing activities                                                 43,962,944           15,487,403
                                                                                            ------------------    -----------------

     Increase in cash and cash equivalents                                                         (3,764,366)          (7,998,055)
     Cash and cash equivalents at beginning of period                                              29,262,969           23,291,951
                                                                                            ------------------    -----------------
     Cash and cash equivalents at end of period                                                   $25,498,603          $15,293,896
                                                                                            ==================    =================

     Supplemental disclosures:
         Interest paid                                                                             $8,619,503           $7,527,276
                                                                                            ==================    =================
         Income taxes paid                                                                           $225,000             $175,000
                                                                                            ==================    =================

     See Accompanying Notes

                             CAPITAL HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)

BASIS OF PRESENTATION
---------------------

The unaudited consolidated financial statements include the accounts of Capital Holdings, Inc. (the Company) and its wholly owned subsidiaries, Capital Bank, N.A. (the Bank) and CBNA Building Company, which is a real estate subsidiary that owns and leases to the Bank, its only operating facility.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For further information refer to the consolidated financial statements and notes thereto appearing in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The Bank's maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at March 31, 1999 was $267,764,000 and $19,702,000, respectively, compared to $237,290,000 and $16,819,000, respectively, at December 31, 1998. The increase in loan commitments is due to owner-occupied real estate construction to take place within the next twelve months. Management does not anticipate any significant losses as a result of these commitments.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




Loan growth for the first quarter of 1999 was $42,770,000 or 7.4%. The allowance for credit losses at March 31, 1999, was $8,672,000 or 1.4% of total loans, compared to $8,146,000 or 1.4% of total loans at December 31, 1998. The Bank had no write offs during the first quarter of 1999. Nonperforming loans represent
 .10% of total loans at March 31, 1999. Management considers the allowance to be adequate at this time. At March 31, 1999, the Bank had no impaired loans.

Securities available for sale totaled $190,802,000 or 22.5% of total assets at March 31, 1999. The Bank continues to maintain very high investment quality with 79.2% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on or off balance-sheet derivatives. The total market value of the portfolio decreased $1,102,000 (net of tax) during the first quarter of 1999. This is a reflection of the fluctuation in bond rates on both long and short-term security maturities. The Bank's portfolio has a weighted average life to maturity of approximately 2.4 years.

The Company's primary asset is its subsidiary bank, which is in its tenth year of operation. For the three months ended March 31, 1999, the Bank experienced an increase in net deposits. Deposits increased $35,010,000 or 5.3% during the first quarter of 1999.

Consolidated net income for the first quarter of 1999 was $2,082,000 or $1.00 per diluted share, and $1,812,000 or $.90 per diluted share for the first quarter of 1998. The increase in income before provision for federal income taxes, excluding securities gains, for the three months ended March 31, 1999, represents a 14.1% increase over the same period of 1998. This increase is a direct result of growth in earning assets, careful attention to noninterest expenses and an increase in fees collected on lending transactions. The income tax provision of approximately 32% for the three months ended March 31, 1999, remained comparable to the same period last year.

                             CAPITAL HOLDINGS, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Operating expenses of the Company continue to increase relative to the Bank growth. Net overhead as a percentage of average assets has increased slightly from 1.72% for the year ended December 31, 1998, to 1.75% for the three months ended March 31, 1999. Salaries and benefits represent 54.1% of other expenses for the three months ended March 31, 1999, compared to 53.7% for the three months ended March 31, 1998. Salary expense for the three months ended March 31, 1999, increased 20.1% over the same period for 1998. Staff levels have increased from 103 to 122 (full time equivalents) over the past 12 months, to accommodate the increased growth of the bank. Average assets per employee has increased from $6,793,000 at December 31, 1998, to $6,809,000 at March 31, 1999.

The Tier I Capital ratio was 8.71%, the Total Capital ratio was 9.96%, and the Leverage ratio was 7.09% at March 31, 1999, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements.

Shareholders equity has continued to increase from retained earnings of net income. A $.24 per share cash dividend was paid on January 25, 1999 and April 25, 1999. Annualized, these cash dividends represent 22% of the current years projected earnings.

On January 1, 1998, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131), became effective. Statement 131 established standards for the reporting of information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company operates primarily in one business segment as a focused commercial business lender. The Company offers a full set of commercial lending products and services through one banking office and a comprehensive courier program that enhances customer service. The Company's primary sources of revenue are interest income and fees from its investments and commercial loan products.

                             CAPITAL HOLDINGS, INC.

          MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



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

In 1996, management determined that many of the Company's critical processes might not be ready to operate normally in the year 2000 and beyond without remediation. Since then, the Company completed an assessment and efforts began to correct and validate compliance. In 1997, the Company alerted its business customers of the Year 2000 problem and assessed the readiness preparations of its major customers and suppliers. Resolution of the Year 2000 problem is among the Company's highest priorities.

                             CAPITAL HOLDINGS, INC.

          MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company prepared a project plan, identified its major application and processing systems, and is using internal and external resources to modify or replace nonready systems. The Company tested identified critical systems for readiness as part of this process. In addition, the Company evaluated customers and vendors who have significant relationships with the Company to determine whether they are preparing and will be ready for the Year 2000. The Company considered the potential failure of those customers to be adequately prepared as part of the credit and review process. However, there can be no guarantee that the remediation of the systems of the Company's vendors or customers will be completed on a timely basis.

The Company upgraded computer hardware and software during 1998 to meet its strategic plan of enhancing its products and services from a competitive viewpoint. This decision was not related to Year 2000 compliance issues. The newly installed systems are Year 2000 compliant. The cost of these systems was approximately $600,000 which was capitalized. The Company has reviewed other systems, including desktop computers and facilities-related items for Year 2000 compliance. Anticipated costs related to the remaining hardware and software purchases, associated reprogramming, and remedial actions did not exceed $100,000 in 1998 nor is it expected to exceed that amount in 1999 or 2000. The Company will fund the costs through normal operating cash flow. The project is staffed primarily with internal staff redeployed from less time-sensitive assignments.

The Company is reliant on suppliers and customers, and we are addressing Year 2000 issues with both groups. As of December 31, 1998, we had identified critical vendors and had completed formalized risk assessments of their Year 2000 readiness plans and status.

The Company is also reliant on its customers to make the necessary preparations for Year 2000 so that their business operations will not be interrupted, as an interruption could threaten their ability to honor financial commitments. The Company has identified approximately 300 relationships, consisting of borrowers, capital market counter parties, funding sources, and large depositors as having financial volumes sufficiently large to warrant inquiry as to Year 2000 preparation. The Company had substantially completed a formal assessment of risk based on these initial reports as of December 31, 1998. Customers found to have a significant risk of not being ready for Year 2000 are encouraged to make the necessary effort. The Company is undertaking measures to minimize risk with those that appear to pose a significant risk. Quarterly reviews and follow-up assessments of customers will continue through 1999.

                             CAPITAL HOLDINGS, INC.

          MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The Company's Year 2000 change program includes the active involvement of senior executives as well as seasoned project managers from throughout the company. Senior executives, the board of directors and a project steering committee regularly review the overall program. The federal and state agencies that regulate the banking industry also monitor the program. The Company's outside internal audit firm also reviewed the Company's project status.

The Company grouped the principal risks associated with the Year 2000 problem into three categories. The first is the risk that the Company does not successfully ready its operations for the Year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. Year 2000 compliant systems have already been implemented and tested and management believes it will be able to make any additional minor necessary corrections in a timely manner.

Computer failure of third parties may also impact the Company's operations. The most serious impact on the Company's operations from suppliers would result if basic services such as telecommunications, utilities, and services provided by other financial institutions and governmental agencies were disrupted. While the Company has assessed its suppliers, it does not yet have sufficient information to estimate the likelihood of significant disruptions among its suppliers.

Operational failures among the Company's sources of major funding and larger borrowers could affect their ability to continue to provide funding or meet obligations when due. It is not possible to accurately estimate the likelihood, or potential impact, of significant disruptions among the Company's funding sources and obligors at this time.

The Company has developed contingency plans and business resumption contingency plans specific to the Year 2000. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner due to system or supplier failure.

The Company is developing plans designed to coordinate the efforts of its personnel and resources in addressing any Year 2000 problems that become known after December 31, 1999.

PART II.  OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27       Financial Data Schedule

         (b) No reports on Form 8-K were filed for the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CAPITAL HOLDINGS, INC.





Date   5/11/1999                  /s/ Michael P. Killian
    ---------------               ---------------------------------------------
                                  Michael P. Killian, Chief Financial Officer,
                                            Senior Vice President