Form 10-Q
period 1999-06-30
CAPITAL HOLDINGS INC
filed 1999-08-13
CIK 837858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999

Commission File Number 33-46573

CAPITAL HOLDINGS, INC.

(Exact name of registrant as specified in its Charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1588902 (I.R.S. Employer Identification No.)

5520 Monroe Street, Sylvania, OH 43560

(Address of principal executive offices and zip code)

(419) 885-7379

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                (1) Yes   X          (2) No

      As of June 30, 1999, there were 6,077,523 shares of common stock outstanding.

CAPITAL HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS
CAPITAL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CAPITAL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED) SIX MONTHS ENDED JUNE 30, 1999 AND 1998
CAPITAL HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Notes to Consolidated Financial Statements for the Six Months Ended June 30, 1999
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES

CAPITAL HOLDINGS, INC.

Index

		Page
		Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):
	Consolidated balance sheets June 30, 1999 and December 31, 1998	3
	Consolidated statements of income Three months ended June 30, 1999 and 1998	4
	Six months ended June 30, 1999 and 1998
	Consolidated statements of shareholders’ equity Six months ended June 30, 1999 and 1998	5
	Consolidated statements of cash flows Six months ended June 30, 1999 and 1998	6
	Notes to consolidated financial statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 12

PART II. OTHER INFORMATION		13

SIGNATURES		14

CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	JUNE 30, 1999	DECEMBER 31, 1998

ASSETS
Cash and due from banks	$19,029,898	$18,262,969
Federal funds sold	0	11,000,000

Total cash and cash equivalents	19,029,898	29,262,969

Investment securities available for sale, at fair value	197,027,542	184,583,020

Loans	662,080,539	578,369,916
Less: Allowance for credit losses	9,279,382	8,145,982

Net loans	652,801,157	570,223,934

Bank premises and equipment	9,738,218	9,751,447
Interest receivable and other assets	11,783,901	7,806,606

Total Assets	$890,380,716	$801,627,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Interest bearing	$658,122,935	$606,571,823
Noninterest bearing	61,552,299	56,494,624

Total deposits	719,675,234	663,066,447

Short-term borrowings	103,158,393	72,016,334
Interest payable and other liabilities	9,306,949	8,122,982

Total Liabilities	832,140,576	743,205,763

SHAREHOLDERS’ EQUITY
Common stock, no par value, $.1666666 stated value; 20,000,000 shares authorized and 6,077,523 shares issued and outstanding (6,049,224 at December 31, 1998)	1,012,921	1,008,204
Capital in excess of stated value	34,694,907	34,201,997
Retained earnings	24,586,107	21,197,999
Other comprehensive income	(2,053,795)	2,014,013

Total Shareholders’ Equity	58,240,140	58,422,213

Total Liabilities and Shareholders’ Equity	$890,380,716	$801,627,976

See accompanying notes

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30

	1999	1998	1999	1998

Interest income:
Loans, including fees	$12,899,319	$10,866,041	$24,975,130	$21,070,443
Securities	2,963,376	2,749,164	5,861,142	5,447,198
Federal funds sold	26,655	93,483	107,359	208,055

Total interest income	15,889,350	13,708,688	30,943,631	26,725,696

Interest expense:
Deposits	7,722,635	7,150,435	15,031,692	14,112,511
Short-term borrowings	1,022,165	662,362	2,058,400	1,142,419

Total interest expense	8,744,800	7,812,797	17,090,092	15,254,930

Net interest income	7,144,550	5,895,891	13,853,539	11,470,766

Provision for credit losses	600,000	280,000	1,125,000	510,000

Net interest income after provision for credit losses	6,544,550	5,615,891	12,728,539	10,960,766

Other income:
Securities gains, net	0	7,917	29,886	21,127
Other	469,865	340,054	903,779	670,794

Total other income	469,865	347,971	933,665	691,921

Other expenses:
Salaries and employee benefits	1,946,533	1,626,867	3,874,205	3,231,290
Equipment	240,012	162,433	468,852	356,075
Taxes other than income	101,109	118,175	235,315	238,650
Courier services	176,936	152,183	343,529	295,436
Net occupancy	98,444	73,108	193,905	144,377
Other	1,078,403	972,532	2,086,178	1,828,606

Total other expenses	3,641,437	3,105,298	7,201,984	6,094,434

Income before provision for federal income tax	3,372,978	2,858,564	6,460,220	5,558,253

Provision for federal income tax	1,095,000	960,000	2,100,000	1,840,000

Net income	$2,277,978	$1,898,564	$4,360,220	$3,718,253

Net income per share:(1)
Basic	$0.37	$0.32	$0.72	$0.62

Diluted	$0.36	$0.31	$0.70	$0.61

Average shares outstanding:(1)
Basic	6,076,021	6,002,574	6,067,814	5,998,974

Diluted	6,255,319	6,094,362	6,247,282	6,080,442

(1)	Numbers have been restated to reflect a 3-for-1 stock split effective June 30, 1999.

See accompanying notes

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

	COMMON STOCK		CAPITAL IN		OTHER	TOTAL
			EXCESS OF	RETAINED	COMPREHENSIVE	SHAREHOLDERS’
	SHARES	AMOUNT	STATED VALUE	EARNINGS	INCOME	EQUITY

Balance at January 1, 1999	6,049,224	$1,008,204	$34,201,997	$21,197,999	$2,014,013	$58,422,213
Net income				4,360,220		4,360,220
Unrealized gains (losses) on securities, net of tax					(4,067,808)	(4,067,808)

Comprehensive Income						292,412
Exercise of common stock options	14,202	2,367	211,094			213,461
Issuance of common stock shares	23,097	3,850	460,316			464,166
Repurchase of treasury stock shares	(9,000)	(1,500)	(178,500)			(180,000)
Cash dividend declared, $.16 per share				(972,112)		(972,112)

Balance at June 30, 1999	6,077,523	$1,012,921	$34,694,907	$24,586,107	($2,053,795)	$58,240,140

Balance at January 1, 1998	5,975,766	$995,961	$33,179,413	$15,014,646	$1,356,662	$50,546,682
Net income				3,718,253		3,718,253
Unrealized gains (losses) on securities, net of tax					60,317	60,317

Comprehensive Income						3,778,570
Exercise of common stock options	12,750	2,125	67,745			69,870
Issuance of common stock shares	14,913	2,485	232,734			235,219
Cash dividend declared, $.14 per share				(840,347)		(840,347)

Balance at June 30, 1998	6,003,429	$1,000,571	$33,479,892	$17,892,552	$1,416,979	$53,789,994

See accompanying notes

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30

	1999	1998

OPERATING ACTIVITIES:
Net Income	$4,360,220	$3,718,253

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,125,000	510,000
Depreciation and amortization	387,122	328,366
Amortization and accretion of security premiums and discounts	(22,446)	(22,939)
Gain on sale of securities	(29,886)	(21,127)
Deferred income taxes	(382,500)	(173,400)

Changes in assets and liabilities:
Increase in interest receivable and other assets	(1,499,255)	(878,585)
Increase/(decrease) in interest payable and other liabilities	1,181,703	(2,326,000)

Total adjustments	759,738	(2,583,685)

Net cash provided by operating activities	5,119,958	1,134,568

INVESTING ACTIVITIES:
Purchase of securities available for sale	(37,220,938)	(30,953,845)
Net increase in loans	(83,702,223)	(52,492,735)
Purchase of bank premises and equipment	(373,892)	(585,242)
Proceeds from maturities of securities available for sale	3,386,414	2,407,683
Proceeds from sales of securities available for sale	15,278,985	17,522,880

Net cash used in investing activities	(102,631,654)	(64,101,259)

FINANCING ACTIVITIES:
Net increase in deposits	56,608,787	47,879,446
Net increase in short-term borrowings	31,142,059	19,000,000
Issuance of common stock	677,627	305,089
Repurchase of treasury stock	(180,000)	0
Dividends paid	(969,848)	(758,539)

Net cash provided by financing activities	87,278,625	66,425,996

(Decrease)/increase in cash and cash equivalents	(10,233,071)	3,459,305
Cash and cash equivalents at beginning of period	29,262,969	23,291,951

Cash and cash equivalents at end of period	$19,029,898	$26,751,256

Supplemental disclosures:
Interest paid	$16,939,455	$15,067,274

Income taxes paid	$2,375,000	$1,825,000

See accompanying notes

CAPITAL HOLDINGS, INC.

Notes to Consolidated Financial Statements

for the Six Months Ended June 30, 1999

(UNAUDITED)

BASIS OF PRESENTATION

      The unaudited consolidated financial statements include the accounts of Capital Holdings, Inc. (the Company) and its wholly owned subsidiaries, Capital Bank, N.A. (the Bank) and CBNA Building Company, which is a real estate subsidiary that owns and leases to the Bank, its only operating facility.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Significant intercompany balances and transactions have been eliminated in the consolidated financial statements. For further information refer to the consolidated financial statements and notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 1998.

      The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at June 30, 1999 was $275,351,000 and $23,035,000, respectively, compared to $237,290,000 and $16,819,000, respectively, at December 31, 1998. The increase in loan commitments is due to the increased activity from corporate borrowers as well as from the increase in owner-occupied commercial real estate construction. Management does not anticipate any significant losses as a result of these commitments.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      Loan growth for the second quarter of 1999 was $40,940,000 or 6.6% and $83,711,000 or 14.5% for the first half of 1999. Of the solid loan growth in the first half of 1999, 35% or $29 million came from the continued strong borrowing needs of the Bank’s corporate customers; while 60% or $50 million of the growth came from commercial real estate construction loans with a substantial percentage of these loans supported by quality credit tenant leases or with specific take-out financing. The allowance for credit losses at June 30, 1999, was $9,279,000 or 1.4% of total loans, compared to $8,146,000 or 1.4% of total loans at December 31, 1998. The Bank had no write offs during the first half of 1999. Nonperforming loans represented less than .01% of total loans at June 30, 1999. Management considers the allowance to be adequate at this time. At June 30, 1999, the Bank had no impaired loans.

      Securities available for sale totaled $197,028,000 or 22.1% of total assets at June 30, 1999. The Bank continues to maintain very high investment quality with 80.3% of total securities in U.S. Treasury and Agency securities. The Bank has no high-risk on or off balance-sheet derivatives. The total market value of the portfolio decreased $4,068,000 (net of tax) during the first half of 1999. This is a reflection of the fluctuation in bond rates on both long and short-term security maturities. The Bank’s portfolio has a weighted average life to maturity of approximately 2.4 years.

      The Company’s primary asset is its subsidiary bank, which is in its tenth year of operation. During the second quarter and for the six months ended June 30, 1999, the Bank continued to experience an increase in net deposits. Deposits increased $21,599,000 or 3.1% for the second quarter and $56,609,000 or 8.5% during the first half of 1999.

      On July 15, 1999 the Company announced a 3-for-1 stock split to shareholders of record as of June 30, 1999. The 3-for-1 stock split was payable July 15, 1999. All earnings per share and cash dividend per share numbers, average and actual shares outstanding and the par value of common stock shares have been retroactively restated.

      Consolidated net income for the second quarter of 1999 was $2,278,000 or $.36 per diluted share, and $4,360,000 or $.70 per diluted share for the first half of 1999. This compares to $1,899,000 or $.31 per diluted share for the second quarter of 1998, and $3,718,000 or $.61 per diluted share for the first half of 1998. The increase in income before provision for federal income taxes, excluding securities gains, for the first half of 1999, represents a 16.1% increase over the same period of 1998. This increase is a direct result of growth in earning assets, careful attention to noninterest expenses and an increase in fees collected on lending transactions. The income tax provision of approximately 33% for the first half of 1999, remained comparable to the same period last year.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      Operating expenses of the Company continue to increase relative to the Bank growth. Net overhead as a percentage of average assets has increased minimally from 1.72% for the year ended December 31, 1998, to 1.73% for the first half of 1999. Salaries and benefits represent 53.5% of other expenses for the second quarter of 1999, compared to 52.4% for the second quarter of 1998. Salary expense for the first half of 1999 increased 19.9% over the same period for 1998. Staff levels have increased from 107 to 132 (full time equivalents) over the past 12 months, to accommodate the increased growth of the bank. Average assets per employee continues to remain high at $6,793,000 at December 31, 1998, to $6,774,000 at June 30, 1999.

      The Company’s Tier 1 Capital ratio was 8.37%, the Total Capital ratio was 9.62%, and the Leverage ratio was 7.00% at June 30, 1999, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements. At the Bank level, the Tier 1 Capital ratio was 7.33%, the Total Capital ratio was 10.52% and the Leverage ratio was 6.15% at June 30, 1999.

      Shareholders equity has continued to increase from retained earnings of net income. An $.08 per share cash dividend was declared on March 31, 1999 and June 30, 1999, payable April 25, 1999 and July 25, 1999, respectively. Annualized, these cash dividends represent 22% of the current years projected earnings.

CAPITAL HOLDINGS, INC.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      In June 1998, the FASB issued Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow, or foreign currency hedge. The accounting for changes in the fair value of a derivative (i.e. gains and losses) depends on the intended use of the derivative and the resulting designation. With the issuance of FASB Statement No. 137, the effective date of FASB Statement No. 133 changes to include all fiscal quarters of fiscal years beginning after June 15, 2000. Presently the Company does not utilize derivative or related types of financial instruments except for Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Company.

Year 2000

      The Company initiated a company-wide project to prepare its computer systems, application and infrastructure for Year 2000 compliance. The following discussion of the implications of the Year 2000 issue for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management’s best estimates, which management derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, including employees, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ.

      In 1996, management determined that many of the Company’s critical processes might not be ready to operate normally in the year 2000 and beyond without remediation. Since then, the Company completed an assessment and efforts began to correct and validate compliance. In 1997, the Company alerted its business customers of the Year 2000 problem and assessed the readiness preparations of its major customers and suppliers. Resolution of the Year 2000 problem is among the Company’s highest priorities.

CAPITAL HOLDINGS, INC.

MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      The Company prepared a project plan, identified its major application and processing systems, and is using internal and external resources to modify or replace nonready systems. The Company tested identified critical systems for readiness as part of this process. In addition, the Company evaluated customers and vendors who have significant relationships with the Company to determine whether they are preparing and will be ready for the Year 2000. The Company considered the potential failure of those customers to be adequately prepared as part of the credit and review process. However, there can be no guarantee that the remediation of the systems of the Company’s vendors or customers will be completed on a timely basis.

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

CAPITAL HOLDINGS, INC.

MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

      The Company’s Year 2000 change program includes the active involvement of senior executives as well as seasoned project managers from throughout the company. Senior executives, the board of directors and a project steering committee regularly review the overall program. The federal and state agencies that regulate the banking industry also monitor the program. The Company’s outside internal audit firm also reviewed the Company’s project status.

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

      Computer failure of third parties may also impact the Company’s operations. The most serious impact on the Company’s operations from suppliers would result if basic services such as telecommunications, utilities, and services provided by other financial institutions and governmental agencies were disrupted. While the Company has assessed its suppliers, it does not yet have sufficient information to estimate the likelihood of significant disruptions among its suppliers.

      Operational failures among the Company’s sources of major funding and larger borrowers could affect their ability to continue to provide funding or meet obligations when due. It is not possible to accurately estimate the likelihood, or potential impact, of significant disruptions among the Company’s funding sources and obligors at this time.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Shareholders Meeting held on May 5, 1999, pursuant to the Notice of Annual Meeting and Proxy Statement dated April 7, 1999:

1)	the following directors were elected based upon the votes cast as indicated: George A. Issac: for — 1,487,957, withheld -125; Bruce K. Lee: for — 1,485,091, withheld — 2,991; W. Geoffrey Lyden, III: for — 1,482,167, withheld — 5,915; James D. Sayre: for — 1,488,082, withheld — 0; John S. Szuch: for — 1,488,082, withheld — 0.

2)	amendment to Article Fourth of the Company’s Article of Incorporation to increase the total number of the Company’s authorized no par value common shares from 3,000,000 to 20,000,000 and to effect a 3-for-1 stock split (1,482,880 votes for, 5,202 votes against).

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

           27  Financial Data Schedule

      (b)  No reports on Form 8-K were filed for the quarter ended June 30, 1999.

SIGNATURES

      Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL HOLDINGS, INC.

Date  8/13/1999

/S/ MICHAEL P. KILLIAN

Michael P. Killian, Chief Financial Officer,
Senior Vice President