Form 10-Q
period 1999-09-30
CAPITAL HOLDINGS INC
filed 1999-11-15
CIK 837858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999

Commission File Number 33-46573

CAPITAL HOLDINGS, INC.
————————————————————
(Exact name of registrant as specified in its Charter)

OHIO ————————————————————	34-1588902 ————————————————————
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5520 Monroe Street, Sylvania, OH 43560
————————————————————————
(Address of principal executive offices and zip code)

(419) 885-7379
————————————————————
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

(1) Yes X      (2) No

      As of September 30, 1999, there were 6,081,319 shares of common stock outstanding.

CAPITAL HOLDINGS, INC.

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Consolidated balance sheets September 30, 1999 and December 31, 1998	3

Consolidated statements of income Three months ended September 30, 1999 and 1998	4
Nine months ended September 30, 1999 and 1998

Consolidated statements of shareholders’ equity Nine months ended September 30, 1999 and 1998	5

Consolidated statements of cash flows Nine months ended September 30, 1999 and 1998	6

Notes to consolidated financial statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-13

PART II. OTHER INFORMATION	13

SIGNATURES	14

CAPITAL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	SEPTEMBER 30, 1999	DECEMBER 31, 1998

ASSETS

Cash and due from banks	$13,550,961	$18,262,969

Federal funds sold	0	11,000,000

Total cash and cash equivalents	13,550,961	29,262,969

Investment securities available for sale, at fair value	218,649,336	184,583,020

Loans	677,988,095	578,369,916

Less: Allowance for credit losses	9,756,482	8,145,982

Net loans	668,231,613	570,223,934

Bank premises and equipment	9,705,966	9,751,447

Interest receivable and other assets	12,590,731	7,806,606

Total Assets	$922,728,607	$801,627,976

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Interest bearing	$683,373,363	$606,571,823

Noninterest bearing	60,199,164	56,494,624

Total deposits	743,572,527	663,066,447

Short-term borrowings	105,945,417	72,016,334

Interest payable and other liabilities	12,669,788	8,122,982

Total Liabilities	862,187,732	743,205,763

SHAREHOLDERS’ EQUITY

Common stock, no par value, $.167 stated value; 20,000,000 shares authorized and 6,081,319 shares issued and outstanding (6,049,224 at December 31, 1998)	1,014,069	1,008,204

Capital in excess of stated value	34,749,333	34,201,997

Retained earnings	26,703,683	21,197,999

Accumulated other comprehensive income	(1,926,210)	2,014,013

Total Shareholders’ Equity	60,540,875	58,422,213

Total Liabilities and Shareholders’ Equity	$922,728,607	$801,627,976

      See accompanying notes

CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30

	1999	1998	1999	1998

Interest income:

Loans, including fees	$13,571,097	$11,312,961	$38,546,227	$32,383,404

Securities	3,285,874	2,934,723	9,147,016	8,381,921

Federal funds sold	50,644	175,949	158,003	384,004

Total interest income	16,907,615	14,423,633	47,851,246	41,149,329

Interest expense:

Deposits	8,285,402	7,526,701	23,317,094	21,639,212

Short-term borrowings	1,258,851	751,538	3,317,251	1,893,957

Total interest expense	9,544,253	8,278,239	26,634,345	23,533,169

Net interest income	7,363,362	6,145,394	21,216,901	17,616,160

Provision for credit losses	475,000	320,000	1,600,000	830,000

Net interest income after provision for credit losses	6,888,362	5,825,394	19,616,901	16,786,160

Other income:

Securities gains, net	5,960	675	35,846	21,802

Other	710,838	391,993	1,614,617	1,062,787

Total other income	716,798	392,668	1,650,463	1,084,589

Other expenses:

Salaries and employee benefits	1,977,415	1,637,396	5,851,620	4,868,686

Equipment	247,907	251,406	716,759	607,481

Taxes other than income	134,124	115,875	369,439	354,525

Courier services	188,416	156,552	531,945	451,988

Net occupancy	128,041	80,928	321,946	225,305

Other	1,090,177	827,663	3,176,354	2,656,269

Total other expenses	3,766,080	3,069,820	10,968,063	9,164,254

Income before provision for federal income tax	3,839,080	3,148,242	10,299,301	8,706,495

Provision for federal income tax	1,235,000	990,000	3,335,000	2,830,000

Net income	$2,604,080	$2,158,242	$6,964,301	$5,876,495

Per common share (1):

Net income
Basic	$0.43	$0.36	$1.15	$0.98

Diluted	$0.42	$0.35	$1.11	$0.96

Cash dividends declared	$0.08	$0.07	$0.24	$0.21

Average shares outstanding (1):

Basic	6,079,194	6,011,481	6,071,649	6,003,189

Diluted	6,264,420	6,139,218	6,250,132	6,098,223

      See accompanying notes

(1)	Numbers have been restated to reflect a 3-for-1 stock split effective June 30, 1999.

CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

					ACCUMULATED
	COMMON STOCK		CAPITAL IN		OTHER	TOTAL
			EXCESS OF	RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	STATED VALUE	EARNINGS	INCOME	EQUITY

Balance at January 1, 1999	6,049,224	$1,008,204	$34,201,997	$21,197,999	$2,014,013	$58,422,213

Net income				6,964,301		6,964,301

Unrealized gains (losses) on securities, net of tax					(3,940,223)	(3,940,223)

Comprehensive Income						3,024,078

Exercise of common stock options	15,750	3,141	215,876			219,017

Issuance of common stock shares	16,345	2,724	331,460			334,184

Treasury shares purchased	(9,000)	(1,500)	(178,500)			(180,000)

Treasury shares sold	9,000	1,500	178,500			180,000

Cash dividend declared, $.24 per share				(1,458,617)		(1,458,617)

Balance at September 30, 1999	6,081,319	$1,014,069	$34,749,333	$26,703,683	($1,926,210)	$60,540,875

Balance at January 1, 1998	5,975,766	$995,961	$33,179,413	$15,014,646	$1,356,662	$50,546,682

Net income				5,876,495		5,876,495

Unrealized gains (losses) on securities, net of tax					2,030,571	2,030,571

Comprehensive Income						7,907,066

Exercise of common stock options	21,180	3,530	172,526			176,056

Issuance of common stock shares	18,090	3,014	289,920			292,934

Cash dividend declared, $.21 per share				(1,261,400)		(1,261,400)

Balance at September 30, 1998	6,015,036	$1,002,505	$33,641,859	$19,629,741	$3,387,233	$57,661,338

      See accompanying notes

CAPITAL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30

	1999	1998

OPERATING ACTIVITIES:

Net Income	$6,964,303	$5,876,495

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for credit losses	1,600,000	830,000

Depreciation and amortization	577,503	490,828

Amortization and accretion of security premiums and discounts	(34,656)	(34,993)

Gain on sale of securities	(35,846)	(21,802)

Deferred income taxes	(544,000)	(282,200)

Changes in assets and liabilities:

Increase in interest receivable and other assets	(2,210,311)	(1,467,912)

Increase/(decrease) in interest payable and other liabilities	4,544,238	(506,009)

Total adjustments	3,896,928	(992,088)

Net cash provided by operating activities	10,861,231	4,884,407

INVESTING ACTIVITIES:

Purchase of securities available for sale	(63,089,502)	(56,887,506)

Net increase in loans	(99,607,679)	(59,564,105)

Purchase of bank premises and equipment	(532,022)	(644,733)

Proceeds from maturities of securities available for sale	5,113,898	6,971,596

Proceeds from sales of securities available for sale	18,009,751	26,649,939

Net cash used in investing activities	(140,105,554)	(83,474,809)

FINANCING ACTIVITIES:

Net increase in deposits	80,506,080	52,090,852

Net increase in short-term borrowings	33,929,083	32,655,119

Issuance of common stock	553,202	468,990

Treasury stock purchased	(180,000)	0

Treasury stock sold	180,000	0

Dividends paid	(1,456,050)	(1,178,779)

Net cash provided by financing activities	113,532,315	84,036,182

(Decrease)/increase in cash and cash equivalents	(15,712,008)	5,445,780

Cash and cash equivalents at beginning of period	29,262,969	23,291,951

Cash and cash equivalents at end of period	$13,550,961	$28,737,731

Supplemental disclosures:

Interest paid	$25,870,286	$23,069,870

Income taxes paid	$3,535,000	$2,776,000

      See accompanying notes

CAPITAL HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements
for the Nine Months Ended September 30, 1999

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

      The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at September 30, 1999 was $295,355,000 and $24,727,000, respectively, compared to $237,290,000 and $16,819,000, respectively, at December 31, 1998. The increase in loan commitments is due to the increased activity from corporate borrowers as well as from the increase in owner-occupied commercial real estate construction.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      Loan growth for the third quarter of 1999 was $15,908,000 or 2.4% and $99,618,000 or 17.2% for the nine months ended September 30, 1999. Loan growth for the nine months ended September 30, 1999, consisted of $32 million or 32% from continued strong borrowing needs of the Bank’s corporate customers, and $58 million or 58% from commercial real estate construction loans. A substantial percentage of the real estate construction loans are supported by quality credit tenant leases or with specific take-out financing. The allowance for credit losses at September 30, 1999, was $9,756,000 or 1.44% of total loans, compared to $8,146,000 or 1.41% of total loans at December 31, 1998. The Bank did not experience any loan losses during the nine months ended September 30, 1999. Nonperforming loans at September 30, 1999 represented less than .01% of total loans. Nonperforming loans consist of loans on nonaccrual and loans over 90 days past due as to principal and interest and still in an accrual status. The allowance for loan losses is maintained at a level considered appropriate by management, based on its estimate of probable losses in the loan portfolio. At September 30, 1999, the Bank had no impaired loans.

      Securities available for sale totaled $218,649,000 or 23.7% of total assets at September 30, 1999. The investment quality of the securities portfolio remains very high with 82.1% of the portfolio in U.S. Treasury and Agency securities. Furthermore, the Bank has no investments in high-risk derivative instruments. The Bank’s portfolio has a weighted average life to maturity of approximately 2.7 years. Due to the general rise in interest rates, the total market value of the portfolio decreased $3,940,000 (net of tax) during the nine months ended September 30, 1999.

      The Company’s primary asset is its subsidiary bank, which is in its eleventh year of operation. During the third quarter and for the nine months ended September 30, 1999, the Bank continued to experience an increase in net deposits. Deposits increased $23,897,000 or 3.3% for the third quarter and $80,506,000 or 12.1% during the nine months ended September 30, 1999.

      At the May 5, 1999 Annual Meeting, shareholders approved a 3-for-1 stock split to shareholders of record as of June 25, 1999. The 3-for-1 stock split was payable July 15, 1999. All earnings per share and cash dividend per share numbers, average and actual shares outstanding and the par value of common stock shares have been retroactively restated.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      Consolidated net income for the third quarter of 1999 was $2,604,000 or $.42 per diluted share, and $6,964,000 or $1.11 per diluted share for the nine months ended September 30, 1999. This compares to $2,158,000 or $.35 per diluted share for the third quarter of 1998, and $5,876,000 or $.96 per diluted share for the nine months ended September 30, 1998. The increase in income before provision for federal income taxes, excluding securities gains, for the nine months ended September 30, 1999, represents an 18.2% increase over the same period of 1998. This increase is a direct result of growth in earning assets, careful attention to noninterest expenses and an increase in fees collected on lending transactions. The effective income tax rate of 32.4% for the nine months ended September 30, 1999 remained comparable to the same period last year.

      Operating expenses of the Company have increased in absolute dollars to support the continued growth of the Bank. As a percentage of average assets, net overhead has decreased slightly from 1.72% for the year ended December 31, 1998, to 1.70% for the nine months ended September 30, 1999. The Company’s efficiency ratio was 48% for the nine months ended September 30, 1999. Salaries and benefits represent 52.5% of other expenses for the third quarter of 1999, compared to 53.3% for the third quarter of 1998. Salary expense for the nine months ended September 30, 1999 increased 20.2% over the same period for 1998. Staff levels have increased from 106 to 123 (full time equivalents) over the past 12 months, to accommodate the increased growth of the bank. Average assets per employee has increased from $6,793,000 at December 31, 1998, to $6,882,000 at September 30, 1999.

      The Company’s Tier 1 Capital ratio was 8.52%, the Total Capital ratio was 9.77%, and the Leverage ratio was 6.88% at September 30, 1999, compared to regulatory capital requirements of 4%, 8% and 4%, respectively. These ratios are well in excess of the regulatory capital requirements. At the Bank level, the Tier 1 Capital ratio was 7.58%, the Total Capital ratio was 10.73% and the Leverage ratio was 6.13% at September 30, 1999. The Company has announced a $24,300,000 common stock offering which it expects to complete in the fourth quarter of 1999.

      Shareholders’ equity has continued to increase from retained earnings of net income. An $.08 per share cash dividend was declared on March 31, 1999, June 30, 1999 and September 30, 1999, payable April 25, 1999, July 25, 1999 and October 25, 1999, respectively. Cash dividends declared represented approximately 21% of year-to-date net income.

CAPITAL HOLDINGS, INC.

MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      In June 1998, the FASB issued Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value, cash flow, or foreign currency hedge. The accounting for changes in the fair value of a derivative (i.e. gains and losses) depends on the intended use of the derivative and the resulting designation. With the issuance of FASB Statement No. 137, the effective date of FASB Statement No. 133 changes to include all fiscal quarters of fiscal years beginning after June 15, 2000. Presently the Company does not utilize derivative or related types of financial instruments except for certain Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Company.

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

      The Company is reliant on suppliers and customers, and we are addressing Year 2000 issues with both groups. As of December 31, 1998, we had identified critical vendors and had completed formalized risk assessments of their Year 2000 readiness plans and status. The Company continues to communicate with its critical vendors and monitor their readiness.

      The Company is also reliant on its customers to make the necessary preparations for Year 2000 so that their business operations will not be interrupted, as an interruption could threaten their ability to honor financial commitments. The Company has identified approximately 300 relationships, consisting of borrowers, capital market counter parties, funding sources, and large depositors as having financial volumes sufficiently large to warrant inquiry as to Year 2000 preparation. The Company had substantially completed a formal assessment of risk based on these initial reports as of December 31, 1998. Customers found to have a significant risk of not being ready for Year 2000 are encouraged to make the necessary effort. The Company is undertaking measures to minimize risk with those that appear to pose a significant risk. Quarterly reviews and follow-up assessments of customers have continued throughout 1999.

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

      Computer failure of third parties may also impact the Company’s operations. The most serious impact on the Company’s operations from suppliers would result if basic services such as telecommunications, utilities, and services provided by other financial institutions and governmental agencies were disrupted. While the Company has assessed its suppliers, it is not possible to accurately estimate the likelihood of significant disruptions among its suppliers.

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

CAPITAL HOLDINGS, INC.

MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

      The foregoing disclosure contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, both as amended, with respect to anticipated future financial performance. These forward looking statements include plans, expectations and projections, including the impact of Year 2000, that are subject to numerous assumptions, risks and uncertainties. These risks and uncertainties include unanticipated changes in the competitive environment, relationships with third-party vendors and clients, and certain other factors discussed in this report. Actual results could differ materially from those contained in or implied by the Company’s statements.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

27 Financial Data Schedule

(b)	A report on Form 8-K was filed with the Securities and Exchange Commission on August 4, 1999, related to the three-for-one stock split payable July 15, 1999.

SIGNATURES

      Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL HOLDINGS, INC.

Date November 15, 1999 ————————————	/s/ David L. Mead —————————————————— David L. Mead Chief Financial Officer, Senior Vice President