Form 10-K405
period 1999-12-31
CAPITAL HOLDINGS INC
filed 2000-03-10
CIK 837858

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 1999

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission file number 33-46573

CAPITAL HOLDINGS, INC.
(Exact name of Registrant as specified in its Charter)

OHIO	34-1588902
(State of incorporation)	(IRS Employer Identification No.)

5520 Monroe St., Sylvania, OH 43560
 (Address of principal executive offices, including zip code)

(419) 885-7379
 (Registrant’s telephone number, including area code)

                  Securities registered pursuant to Section 12(b) of the Act: NONE

                  Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value
 (Title of Class)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X      NO

      The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 29, 2000 was $159,619,074.

      The number of shares of Registrant’s Common Stock outstanding on February 29, 2000 was 7,050,193.

Documents Incorporated by Reference

      Annual Report to Shareholders for fiscal year ended December 31, 1999 — Parts II and IV.
      Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2000 — Part III.

CAPITAL HOLDINGS, INC.

1999 FORM 10-K ANNUAL REPORT

PART I.

ITEM 1. BUSINESS

General

      Capital Holdings, Inc. (the “Company”) is a one-bank holding company with headquarters in Sylvania, Ohio. The Company was formed in July, 1988, for the purpose of owning and organizing Capital Bank, N.A. (the “Bank”), a national banking association which is a wholly-owned subsidiary of the Company.

      The Bank opened for business on August 24, 1989, with $12.4 million in equity capital contributed by the Company. As of December 31, 1999, the total assets of the Company were $989.2 million and equity capital was $86.1 million. At December 31, 1998, the total assets of the Company were $801.6 million and equity capital was $58.4 million.

      The Bank has focused its business on the borrowing needs of corporate, executive and professional customers. It pursues a deposit gathering strategy of offering money market checking, savings accounts, and certificates of deposits at attractive rates to mid-sized and large depositors with an emphasis on minimizing the operating costs of obtaining these deposits. The bank has one facility and utilizes an extensive courier system to service its customers.

      The Bank is located in Sylvania, Ohio, a suburban community northwest of Toledo, Ohio. In addition to drawing customers from Sylvania, the Bank also draws customers from Lucas and Wood counties in Ohio as well as southeast Michigan. The Bank has defined its market niche as serving small to mid-sized businesses, professionals and their families.

      The Company owns its main office facility located at 5520 Monroe Street, Sylvania, Ohio through a wholly-owned subsidiary, CBNA Building Company.

Competition

      The Bank’s primary competition for banking services comes from other financial institutions located in Lucas and Wood counties. There are currently 14 commercial banks and 5 savings and loans believed to be operating physical facilities in these counties. Many of these institutions are affiliates of companies which have significantly greater assets than the Bank. As of June 30, 1999 (the most recent date for which information is readily available), total deposits held by financial institutions in Lucas and Wood counties approximated $6.4 billion. The assets of the Bank have grown to $989.1 million as of December 31, 1999, from $12.4 million since its opening on August 24, 1989. The management of the Bank believes the primary reason for the Bank’s success in deposit and loan growth is tied directly to its niche orientation, and the fact that its products are delivered through highly personalized service, as well as being very competitive with other financial institutions in its market area.

Employees

      As of December 31, 1999, the Company and the Bank had 128 employees on a full-time equivalent basis.

Regulation

      The Company is a registered bank holding company under the Bank Holding Company Act of 1956 (the “Banking Act”) as amended, and as such is subject to regulation by the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. A bank holding company and its subsidiary banks are also subject to examination by the Federal Reserve Board.

      The Bank is regulated by the Office of the Comptroller of the Currency (“OCC”) as a National Banking Association. Additionally, the Bank is regulated by the Board of Governors of the Federal Reserve System (“FRS”) as a member of the Federal Reserve System. The regulatory agencies have the authority to regularly examine the Bank and the Bank is subject to the regulations promulgated by its supervisory agencies. In addition, the deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) and, therefore, the Bank is subject to FDIC regulations.

ITEM 2. PROPERTIES

      The Company, through its wholly-owned subsidiary, CBNA Building Company, owns real estate at 5520 Monroe Street which includes a 50,000 square foot main office facility used by the Bank. The facility contains retail lobby and Class A office space that provides an atmosphere for highly effective, personalized banking service consistent with the Bank’s market focus. The Company acquired one acre of vacant land adjacent to the existing facility in 1999 for additional parking spaces. An additional 15,000 square foot building was purchased in 1999 and is used partially for storage and is partially leased.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The Common Stock of the Company is traded in the over the counter market on the NASDAQ bulletin board system under the symbol CLHD.

      The Company completed a stock offering in December 1999 and issued 900,000 additional shares of Common Stock at $27.00 per share. There were 1,614 shareholders of record as of December 31, 1999.

      The Common Stock has historically not been actively traded. Prior to initiating the stock offering in 1999, a quarterly valuation of the Company’s Common Stock was determined by an independent financial consulting firm experienced in appraisals of commercial banking organizations. The appraised fair value of the Company’s Common Stock was $20.00 and $15.67 per share, respectively, at December 31, 1998 and December 31, 1997. The high and low market prices of the Company’s Common Stock during the fourth quarter of 1999 were $32.00 and $26.00, respectively. The Company declared the following quarterly cash dividends per share during 1999 and 1998:

	1999	1998

First quarter	$.08	$.07

Second quarter	.08	.07

Third quarter	.08	.07

Fourth quarter	.09	.08

Total	$.33	$.29

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands except Per Share Data)
As of and for the Year-Ended December 31

	1999	1998	1997	1996	1995

CONSOLIDATED RESULTS

OF OPERATIONS:

Interest income	$65,786	$55,568	$47,593	$39,639	$34,752

Interest expense	36,818	31,751	27,026	22,305	19,964

Net interest income	28,968	23,817	20,567	17,334	14,788

Provision for credit losses	2,310	1,230	1,005	980	850

Net interest income after provision for credit losses	26,658	22,587	19,562	16,354	13,938

Other income	2,232	1,681	1,205	874	753

Other expense	14,787	12,534	10,751	8,821	7,590

Income before income taxes	14,103	11,734	10,016	8,407	7,101

Income taxes	4,608	3,805	3,234	2,681	2,256

Net income	$9,495	$7,929	$6,782	$5,726	$4,845

CONSOLIDATED BALANCE

SHEET DATA:

Total assets	$989,213	$801,628	$669,540	$559,726	$483,170

Cash and cash equivalents	28,936	29,263	23,292	13,958	13,048

Securities available-for-sale	223,817	184,583	167,521	159,209	140,627

Loans, net of deferred loan fees	722,583	578,370	469,036	380,160	324,788

Allowance for credit losses	10,448	8,146	6,947	5,942	4,960

Deposits	802,711	663,066	579,661	470,743	407,622

Shareholders’ equity	86,112	58,422	50,547	41,590	36,136

PER SHARE DATA (1):

Net income:

Basic	$1.55	$1.32	$1.19	$1.01	$0.86

Diluted	1.50	1.30	1.14	0.98	0.84

Book value at period end	12.24	9.66	8.46	7.31	6.39

Average shares outstanding:

Basic	6,135,009	6,007,458	5,699,712	5,652,834	5,607,051

Diluted	6,324,889	6,110,595	5,927,454	5,842,965	5,783,037

(1)	The Company adopted Financial Accounting Standards No. 128, Earnings Per Share, effective December 31, 1997. Basic per share amounts are based upon weighted-average number of common shares outstanding for each period, after giving retroactive effect to a 3-for-1 stock split during 1999 and a 6% stock dividend issued during 1996 and 1995. Diluted per share amounts are based upon weighted-average number of common shares outstanding including dilutive effects of options for each period, after giving retroactive effect to a 3-for-1 stock split during 1999 and a 6% stock dividend issued during 1996 and 1995. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirements. Book value at period end per share amounts are based upon year-end shares outstanding for each period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following narrative presents Management’s discussion and analysis of the Company’s financial position and results of operations for the past three years. The objective of this financial review is to enhance the reader’s understanding of the accompanying tables, consolidated financial statements, the related notes thereto, and statistical information presented elsewhere in this report.

      The Company was organized in July 1988 and commenced banking operations in August 1989. The Company achieved profitable operations during 1990 and continued to experience significant growth in assets, deposits and profitability during the three years-ended December 31, 1999.

      Management’s discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause results to differ materially from those expressed in forward-looking statements. See the section captioned “Forward-Looking Statements” for a full discussion of such factors.

RESULTS OF OPERATIONS

Net Interest Income

      Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Company’s primary source of earnings. Net interest income increased 22%, 16%, and 19% in 1999, 1998, and 1997, respectively. Table 1 is an analysis of factors affecting this change. Table 2 sets forth an analysis of the changes in interest earned and interest paid resulting from changes in volume and rates during each of the two years in the period ended December 31, 1999. Net interest margin (net interest income divided by average earning assets) was 3.43% for 1999, 3.45% for 1998, and 3.61% for 1997.

      Average loans outstanding increased 26%, 23%, and 23% in 1999, 1998, and 1997, respectively. Average yield on these loans was 8.13%, 8.53%, and 8.88%, respectively. The changes in yield are reflective of the change in market rates and the refinancing opportunities available during these periods. Securities represented 23% of the total average earning assets of the Company during 1999, and the average yields were 6.41%, 6.47%, and 6.62% for 1999, 1998, and 1997, respectively. The changes in yield are due to changes in market rates and portfolio mix.

      Average total interest bearing liabilities increased to $ 757 million in 1999 compared with $616 million in 1998 and $517 million in 1997. The average cost of interest bearing liabilities was 4.86%, 5.16%, and 5.23% for the same periods. The decrease in yield is a direct reflection of falling short and long term rates.

Provision for Credit Losses

      The provision for credit losses was $2,310,000, $1,230,000, and $1,005,000 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in the provision for credit losses in 1999 was due to the growth in the loan portfolio during the year. Total allowance for credit losses as a percentage of total loans outstanding at year end was 1.45%, 1.41%, and 1.48% for the years ended December 31, 1999, 1998, and 1997, respectively.

      Management maintains the allowance for credit losses at a level adequate to absorb losses inherent in the portfolio. The allowance for loan losses is the estimated amount which in the opinion of management will be adequate to absorb potential credit losses in the loan portfolio. The balance in the allowance is evaluated quarterly by management. The balance is determined by applying varied estimated loss rates to each loan type by credit quality classification. Additional allowance allocations are estimated for loan concentrations, loan to value considerations, portfolio seasoning and other factors. While management believes it uses the best information available to make evaluations, future adjustments to the allowance for loan losses may be necessary in circumstances that differ substantially from assumptions in making the evaluations.

      Due to its focus on credit quality, the Company has experienced minimal problems with asset quality and loan charge offs. The Company has had a total of only $272,000 in charge offs since its inception in 1989, $20,000 of which were in 1999. The Company was able to operate four consecutive years, 1994 through 1997, without a loan charge off. Additional information regarding the provision and allowance for credit losses is contained in the “Earning Assets” narrative.

TABLE 1 — CONSOLIDATED AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST INCOME
(Dollars in thousands)

	1999			1998			1997

		Interest	Average		Interest	Average		Interest	Average
	Average	Earned or	Yield or	Average	Earned or	Yield or	Average	Earned or	Yield or
	Balance	Paid	Cost	Balance	Paid	Cost	Balance	Paid	Cost

Interest-Earning Assets:

Securities:

Taxable	$187,629	$11,852	6.32%	$166,321	$10,594	6.37%	$148,361	$9,671	6.52%

Tax exempt	14,515	1,112	7.66%	13,928	1,076	7.73%	13,623	1,058	7.77%

Loans:

Taxable	645,346	52,424	8.12%	510,244	43,467	8.52%	413,003	36,581	8.86%

Tax exempt	5,153	492	9.55%	4,015	392	9.76%	5,026	520	10.35%

Federal funds sold	8,642	451	5.22%	9,970	537	5.39%	5,268	300	5.69%

Total Interest-Earning Assets	861,285	66,331	7.70%	704,478	56,066	7.96%	585,281	48,130	8.22%

Noninterest-Earning Assets:

Cash and due from banks	17,603			15,247			13,191

Bank premises and equipment-net	9,883			9,675			8,723

Other assets	10,738			7,282			7,073

Less allowance for credit losses	(9,156)			(7,408)			(6,388)

	$890,353			$729,274			$607,880

Interest-Bearing Liabilities:

Interest checking	$199,326	7,682	3.85%	$168,190	6,945	4.13%	$138,910	5,847	4.21%

Savings deposits	18,050	452	2.50%	17,474	490	2.80%	17,671	509	2.88%

Time deposits	449,091	24,142	5.38%	376,350	21,587	5.74%	333,114	19,296	5.79%

Other borrowings	90,898	4,543	5.00%	53,538	2,729	5.10%	26,849	1,374	5.12%

Total Interest-Bearing Liabilities	757,365	36,819	4.86%	615,552	31,751	5.16%	516,544	27,026	5.23%

Noninterest-Bearing Liabilities:

Demand deposits	60,145			51,646			42,372

Other	10,918			7,462			4,404

Total Liabilities	828,428			674,660			563,320

Shareholders’ Equity	61,925			54,614			44,560

	$890,353			$729,274			$607,880

Net Interest Income		$29,512			$24,315			$21,104

Net Yield on Interest-Earning Assets			3.43%			3.45%			3.61%

NOTE:	Nonaccrual loans are included in average loan balances. Interest income includes the effect of tax equivalent adjustments amounting to $545 in 1999, $499 in 1998 and $537 in 1997, using a 34% tax rate. This rate is based upon the statutory rate and is not necessarily intended to represent the Company’s effective or incremental rate.

TABLE 2 — ANALYSIS OF NET INTEREST INCOME CHANGES
(Dollars in thousands)

	1999 compared to 1998			1998 compared to 1997
	Increase (Decrease)			Increase (Decrease)

	Volume	Rate	Net	Volume	Rate	Net

Interest on Earning Assets:

Securities	$1,386	$(92)	$1,294	$1,163	$(222)	$941

Loans	10,995	(1,938)	9,057	8,127	(1,369)	6,758

Federal funds sold	(70)	(16)	(86)	252	(15)	237

Total Interest Income Changes	$12,311	$(2,046)	$10,265	$9,542	$(1,606)	$7,936

Expense on Interest Bearing Liabilities:

Deposits	$4,961	$(1,707)	$3,254	$3,655	$(285)	$3,370

Other borrowings	1,866	(52)	1,814	1,360	(5)	1,355

Total Interest Expense Changes	$6,827	$(1,759)	$5,068	$5,015	$(290)	$4,725

Net Interest Income	$5,484	$(287)	$5,197	$4,527	$(1,316)	$3,211

NOTE:	The change in interest not due solely to volume or rate has been allocated between the factors in proportion to the absolute dollar amounts of the change in each. Changes in securities and loans reflect taxable equivalent adjustments.

Other Income

      Other income consists primarily of merchant fees, credit card and debit card interchange fees and service fees on deposit accounts. Total other income of approximately $2,232,000 for 1999 increased approximately $551,000 or 33% when compared to 1998. Total other income grew 39% in 1998 compared to 1997. Merchant and credit card interchange fees combined were approximately $1,142,000, $962,000, and $777,000 in 1999, 1998, and 1997, respectively. Service charges on deposit accounts were approximately $569,000, $395,000, and $313,000 in 1999, 1998, and 1997, respectively.

Other Expenses

      Noninterest expense increased 18% in 1999 and 17% in 1998. The Company’s efficiency ratio, computed by dividing other expenses by net interest income plus other income, was 47.4% for 1999 and 49.2% for 1998. The Company’s low ratio is indicative of efficient overhead cost control from operating a single facility.

      Salaries and benefits, which accounted for 53% in both 1999 and 1998 of noninterest expenses, increased by 19% in 1999 and 17% in 1998. Full-time equivalent employees increased 20% in 1999 and 9% in 1998. The increase in full-time equivalent employees was attributable to the growth in the Company’s balance sheet and earning assets. Management continues to control overhead expense without impairing the quality of service provided to customers. Operating from a single location has proven both efficient and effective. The Company’s total assets per employee approximated $7.7 million and $7.5 million at December 31, 1999 and 1998, respectively; this compares very favorably to banks of similar asset size.

      Occupancy and equipment expense increased by 28% in 1999 and 32% in 1998, due primarily to the increase in costs associated with hardware and software upgrades in both years, and increased real estate tax expense in 1999.

Provision for Federal Income Taxes

      The Federal income tax expense was $4,608,000, $3,805,000, and $3,234,000 in 1999, 1998, and 1997, respectively. During each of these years, the Company realized tax savings from tax-free municipal bonds and from tax-exempt loans. The effective tax rate was 32.7%, 32.4%, and 32.3% in 1999, 1998, and 1997, respectively.

FINANCIAL CONDITION

      The following discussions address key elements of financial condition, including earning assets, the sources of funds supporting earning assets, credit quality and experience, asset and liability management, and capital adequacy.

EARNING ASSETS

Loans

      Loans comprised 76%, 73%, and 71% of the Company’s average earning assets in 1999, 1998, and 1997, respectively. Loans increased $144 million, or 25%, in 1999 reflecting both continued strong sales efforts and loan demand in the local market served by the Company. Similarly, loans increased 23% in both 1998 and 1997.

      The commercial loan portfolio represents loans to business interests, located primarily within the Company’s defined market area, with no significant industry concentration. The residential real estate portfolio is primarily adjustable rate mortgages that qualify for sale into the secondary market; however, the Company has chosen to retain all residential mortgage loans in its portfolio.

      Tables 3 and 4 show the composition of the loan portfolio at the end of each of the last five years and the loan maturities and rate sensitivity at December 31, 1999.

TABLE 3 — LOAN PORTFOLIO AT DECEMBER 31
(Dollars in thousands)

	1999	1998	1997	1996	1995

Commercial	$146,072	$124,643	$103,061	$79,492	$74,347

Real Estate:

Residential-first mortgage	136,425	121,358	104,659	86,750	70,969

Commercial-owner occupied	138,700	118,560	99,537	76,673	70,121

Commercial-investment	65,949	182,888	130,108	105,275	78,531

	541,074	422,806	334,304	268,698	219,621

Consumer	28,474	27,261	27,849	26,995	25,653

Other	8,130	4,571	4,507	5,614	5,767

Total Loans	723,750	579,281	469,721	380,799	325,388

Less deferred loan fees	1,167	911	685	639	600

Total loans net of deferred loan fees	722,583	578,370	469,036	380,160	324,788

Less allowance for credit losses	10,448	8,146	6,947	5,942	4,960

Net Loans	$712,135	$570,224	$462,089	$374,218	$319,828

      The maturity distribution and sensitivity to interest rates of the loan portfolio are two factors in management’s evaluation of the risk characteristics and the future profitability of the portfolio.

TABLE 4 — LOAN MATURITIES AND RATE SENSITIVITY AT DECEMBER 31, 1999
(Dollars in thousands)

	Within	1 - 5	Over 5
	1 Year	Years	Years	Total

Loan maturities by type (A,C):

Commercial	$15,856	$109,562	$20,654	$146,072

Real Estate:

Residential-first mortgage	408	1,355	134,662	136,425

Commercial-owner occupied	10,024	12,557	116,119	138,700

Commercial-investment	31,315	65,439	169,195	265,949

	41,747	79,351	419,976	541,074

Consumer	12,631	15,697	146	28,474

Other	795	—	7,335	8,130

TOTAL	$71,029	$204,610	$448,111	$723,750

Rate Sensitivity (B,C):

Fixed-Rate Loans	$20,383	$78,827	$26,129	$125,339

Variable-Rate Loans	223,545	347,483	27,383	598,411

TOTAL	$243,928	$426,310	$53,512	$723,750

Percent of Total	33.7%	58.9%	7.4%	100%

(A)	Maturities based on ending contractual maturity dates.

(B)	Loans are reported at the earliest of maturity or repricing opportunity.

(C)	Occasionally extensions or renewals of loan obligations are requested. These are reviewed on an individual basis and granted if deemed appropriate. Such extensions, however, do not materially alter the anticipated loan maturity tables as reported.

      The Bank’s credit policy establishes guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to ensure sound credit decisions. The Bank’s credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, management must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions.

      Nonperforming assets consist of loans on nonaccrual and loans over 90-days past due as to principal and interest and still in an accrual status. Nonaccrual loans are loans which are 90-days past due and with respect to which, in management’s opinion, collection of interest is doubtful. These loans no longer accrue interest and are accounted for on a cash basis. Loans which are 90-days or more past due and still accruing interest are loans which, in management’s opinion, are well secured and are in the process of collection. Nonperforming loans amounted to $6,000, $570,000, $673,000, and $454,000 at December 31, 1999, 1998, 1997, and 1996, respectively, which consistently represent less than .15% of total loans for the same periods.

      Potential problem loans are those loans which are on the Bank’s “Watch List” and exhibit characteristics that could cause the loans to become nonperforming or require restructuring in the future. Management reviews this list regularly and adjusts for changing conditions.

Table 5 is a summary of credit loss experience for the five years ending December 31, 1999.

TABLE 5 — ALLOWANCE FOR CREDIT LOSSES
(Dollars in thousands)

	1999	1998	1997	1996	1995

Balance at beginning of year	$8,146	$6,947	$5,942	$4,960	$4,110

Loans charged off:

Commercial	(15)	(21)	—	—	—

Residential real estate	—	(13)	—	—	—

Consumer and other	(5)	(2)	—	—	—

Total loans charged off	(20)	(36)	—	—	—

Recoveries:

Commercial	12	3	—	—	—

Residential real estate	1	—	—	—	—

Consumer and other	—	2	—	2	—

Total recoveries	13	5	—	2	—

Net loans charged off	(7)	(31)	—	2	—

Provision for credit losses	2,310	1,230	1,005	980	850

Balance at end of year	$10,449	$8,146	$6,947	$5,942	$4,960

Total loans outstanding at year-end, net of deferred fees	$722,583	$578,370	$469,036	$380,160	$324,788

Average loans	$650,499	$514,259	$418,029	$340,035	$283,577

As a percent of average loans:

Net charge-offs	Nil	Nil	N/A	N/A	N/A

Provision for credit losses	.36%	0.24%	0.24%	0.29%	0.30%

As a percent of total loans outstanding at year-end, net of deferred fees:

Year-end allowance for credit losses	1.45%	1.41%	1.48%	1.56%	1.53%

Table 6 is an allocation of the allowance for credit losses for the five years ended December 31, 1999:

TABLE 6 — ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES
(Dollars in thousands)

	1999		1998		1997		1996		1995

		% of		% of		% of		% of		% of
		loans to		loans to		loans to		loans to		loans to
	Amt.	ttl loans	Amt.	ttl loans	Amt.	ttl loans	Amt.	ttl loans	Amt.	ttl loans

Commercial	$1,466	20%	$1,158	22%	$714	22%	$720	21%	$957	23%

Real Estate:

Residential — first mortgage	340	19%	415	21%	362	22%	240	23%	179	22%

Commercial — owner occupied	781	19%	636	20%	573	21%	542	20%	422	22%

Commercial — investment	2,778	37%	1,900	32%	1,464	28%	1,263	28%	844	24%

	3,899	75%	2,951	73%	2,399	71%	2,045	71%	1,445	68%

Consumer and other	285	5%	274	5%	275	7%	293	8%	318	9%

Total allocated	5,650	100%	4,383	100%	3,388	100%	3,058	100%	2,720	100%

Total unallocated	4,799		3,763		3,559		2,884		2,240

Total	$10,449		$8,146		$6,947		$5,942		$4,960

      The loan portfolio contains no foreign loans nor any concentration to identified borrowers engaged in the same or similar industries exceeding 10% of total loans.

Securities

      Securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of income tax, reported as a separate component of shareholders’ equity. The unrealized loss recorded at December 31, 1999, approximated $3,887,000 (net of $2,002,000 in deferred income taxes); the unrealized gain recorded at December 31, 1998, approximated $2,014,000 (net of $1,040,000 in deferred income taxes); and the unrealized gain recorded at December 31, 1997, approximated $1,357,000 (net of $698,000 in deferred income taxes).

      The securities available-for-sale (SAFS) portfolio at December 31, 1999, is composed primarily of U.S. Treasury (10.4%) and U.S. Government Agency Securities (71.8%). The remaining 17.8% is composed of certain other securities. The quality of this portfolio is 88% AAA rated bonds with an average adjusted maturity of 2.8 years. The SAFS portfolio represented 23% of total assets at December 31, 1999, and 23% at December 31, 1998.

      The SAFS portfolio at December 31, 1999, includes securities issued by the State of Ohio and the State of Michigan with the following values:

	Fair	Amortized
	Value	Cost

	(Dollars in thousands)
State of Ohio	$9,941	$9,894

State of Michigan	4,316	4,284

      Tables 7 and 8 set forth the carrying value of the SAFS portfolio at the dates indicated, and provide an analysis of the maturities and average yields on a fully taxable equivalent basis (assuming a 34% tax rate) as of December 31, 1999. Classification by maturity is determined by the earlier of maturity date or call date.

TABLE 7 — SECURITIES AVAILABLE FOR SALE
(Dollars in thousands)

CARRYING VALUE AT DECEMBER 31,

	1999	1998	1997	1996	1995

U.S. government securities and agency obligations	$182,598	$146,007	$130,023	$121,195	$107,759

Corporate debt securities	17,100	16,180	15,614	17,494	13,685

Municipal obligations	14,611	15,074	14,038	13,661	13,619

Mortgage-backed securities	1,346	1,661	3,088	3,087	3,163

Other securities	8,162	5,661	4,758	3,772	2,401

TOTAL	$223,817	$184,583	$167,521	$159,209	$140,627

TABLE 8 — MATURITY ANALYSIS AT DECEMBER 31, 1999
(Dollars in thousands)

		After 1 Year But	After 5 Years But
	Within	Within	Within	After
	1 Year	5 Years	10 Years	10 Years	Total

U.S. government securities and agency obligations	$55,364	$102,354	$24,880	—	$182,598

Corporate debt securities	1,898	13,775	1,427	—	17,100

Municipal obligations	3,222	8,304	2,887	$198	14,611

Mortgage-backed securities	608	—	—	738	1,346

Other securities	—	—	—	8,162	8,162

TOTAL	$61,092	$124,433	$29,194	$9,098	$223,817

Weighted average yield:

U.S. government securities and agency obligations	6.34%	6.22%	6.36%	—	6.27%

Corporate debt securities	6.48%	6.42%	6.17%	—	6.41%

Municipal obligations	7.64%	7.29%	6.89%	8.08%	7.30%

Mortgage-backed securities	6.09%	—	—	6.64%	6.39%

Other securities	—	—	—	6.32%	6.32%

TOTAL					6.35%

Federal Funds Sold

      Short-term federal funds sold are used to manage interest rate sensitivity and to meet liquidity needs. During 1999, 1998, and 1997, the average balance of these funds represented less than 2.0% of average total assets for the same periods. As the Bank has grown, the ability to manage daily liquidity needs has become stable and the use of daily federal funds sold has been maintained at a very manageable level.

Deferred Federal Income Taxes

      Deferred federal income taxes represent a net asset of $4,701,000 at December 31, 1999. This amount is comprised primarily of deferred taxes relating to the nondeductible portion of the allowance for credit losses plus the unrealized losses on available-for-sale securities which total $3,324,000 and $2,002,000, respectively. Certain limits exist for deduction of the provision related to credit losses that exceeds actual experience. Because of the low level of loan charge offs, the Company’s tax deduction to date, has been minimal. Sufficient taxable income in prior years exists to realize the deferred tax assets that are recorded.

SOURCES OF FUNDS

Deposits

      The Company’s major source of funds is from deposits. Total deposits grew $140 million, or 21%, in 1999 compared to $83 million, or 14% in 1998. Transaction accounts, money market accounts, savings accounts and certificates of deposit less than $100,000 grew $39 million in 1999. Certificates of deposit equal to or greater than $100,000 increased $101 million in 1999, which included $71 million from deposit brokers. The Company continued to have significant success in obtaining deposits from customers located within the market area. Growth of in-market deposits, however, has been exceeded by growth in earning assets which has necessitated the acquisition of funds through deposit brokers. As this market has matured, it has become a viable source of funding.

      Average deposits increased 18% in 1999, 15% in 1998, and 23% in 1997. Table 10 is a summary of the average amount of, and the average rate paid on, each of the Bank’s deposit categories. Table 11 provides an analysis of maturities of certificates of deposit of $100,000 or more.

TABLE 10 — AVERAGE DEPOSITS
(Dollars in thousands)

	1999		1998		1997

	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing deposits	$60,145		$51,646		$42,372

Money Market accounts	199,326	3.85%	168,190	4.13%	138,910	4.21%

Savings	18,050	2.50%	17,474	2.80%	17,671	2.88%

Other time deposits	449,091	5.38%	376,350	5.74%	333,114	5.79%

TOTAL	$726,612		$613,660		$532,067

      The increase in average deposits by category for 1999 was as follows: Noninterest-bearing deposits, 16%; money market accounts, 19%; savings, 3% and other time deposits, 19%.

TABLE 11 — CERTIFICATES OF DEPOSIT OF $100,000 OR MORE AT DECEMBER 31
(Dollars in thousands)

	1999	1998	1997

MATURING:

3 months or less	$98,011	$97,329	$93,831

Over 3 to 6 months	71,034	36,632	34,268

Over 6 to 12 months	98,712	47,462	34,534

Over 12 months	51,761	37,264	43,819

TOTAL	$319,518	$218,687	$206,452

Other Borrowings

      Other borrowings were $90 million, $72 million, and $30 million at December 31, 1999, 1998, and 1997, respectively.

      Advances from The Federal Home Loan Bank represented approximately 54% of other borrowings at December 31, 1999. The remaining is composed of repurchase agreements, federal funds borrowings, and demand notes issued under the U.S. Treasury Tax and Loan Note program. Additional information regarding repurchase agreements is summarized below:

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

	1999	1998	1997

	(Dollars in thousands)
Weighted-average interest rate at year-end	4.35%	4.37%	4.20%

Amount outstanding at year-end	$17,327	$14,626	$14,395

Maximum amount outstanding at any month-end	$18,316	$22,068	$14,395

Daily average amount outstanding during the year	$17,006	$17,790	$12,926

Weighted-average interest rate for the year	4.44%	4.61%	4.57%

Capital Resources and Dividends

      Shareholders’ equity is a stable, noninterest bearing source of funds which provides support for asset growth and is the primary component of capital. Shareholders’ equity at December 31, 1999, 1998, and 1997 was $86.1 million, $58.4 million, and $50.5 million, respectively.

      The Company completed a stock offering in December 1999 and issued 900,000 additional shares of Common Stock at $27.00 per share. A three-for-one stock split was declared for shareholders of record as of June 30, 1999, payable July 15, 1999. The Company previously issued a 6% stock dividend in 1996 and 1995. The Company began paying cash dividends in 1997. Total dividends declared in 1999 were $2,091,968 and in 1998 were $1,745,339.

      The following shows consolidated operating and capital ratios of the Company for each of the past three years-ended December 31:

	1999	1998	1997

Return on average assets	1.07%	1.09%	1.12%

Return on average equity	15.33%	14.52%	15.22%

Average equity to average assets	6.96%	7.49%	7.33%

Tier 1 Capital (1)	11.49%	9.11%	9.81%

Tier 2 Capital (2)	12.74%	10.36%	11.06%

Leverage (3)	9.31%	7.20%	7.67%

(1)	Shareholders’ equity less the effect of securities available-for-sale market value adjustment per FAS No. 115 and intangibles, if applicable, computed as a ratio to risk-adjusted assets, as defined in the 1994 risk-based capital guidelines.

(2)	Tier 1 capital plus qualifying credit loss allowance, computed as a ratio to risk-adjusted assets, as defined in the 1994 risk-based capital guidelines.

(3)	Tier 1 capital, computed as a ratio to the latest quarter’s average assets, less goodwill, if applicable.

      The Company’s capital ratios are well in excess of the minimum regulatory risk-based capital requirements of 4% for Tier 1 capital and leverage and 8% for Tier 2 capital.

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK

Liquidity

      Liquidity is measured by the Company’s ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the Company. Liquidity is achieved through the growth of deposits (both local and out-of-market) and liquid assets, including securities available-for-sale, matured securities and federal funds sold. Additional liquidity is provided by unused borrowing capacity. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity.

      The Company’s major source of funds is a substantial base of local deposits plus shareholders’ equity and other liabilities. The Company also has the ability to borrow money on a daily basis through correspondent banks and the Federal Home Loan Bank to satisfy short-term liquidity needs. At December 31, 1999 and 1998, the Company had $86.6 million and $24.3 million, respectively, of unused lines of credit. The Company’s available line of credit with the Federal Home Loan Bank was $75.9 million at December 31, 1999. The Company currently holds $6.7 million in Federal Home Loan Bank stock.

      In addition to normal loan funding and deposit flow, the Company also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 1999, the Company had a total of $287.9 million in unfunded loan commitments and $32.5 million in unfunded standby letters of credit. Of the total unfunded loan commitments, $248.9 million were commitments available as lines of credit to be drawn at any time as customers’ cash needs vary, and $39.0 million were for loan commitments scheduled to close and become funded within the next six months. The Company monitors fluctuations in balances and manages its overall liquidity, taking into account these unfunded commitments.

      On a parent company basis, the Company’s primary source of funds is dividends paid by the subsidiary Bank. The ability of the Bank to pay dividends is subject to limitations under various laws and regulations and to prudent and sound banking principles. The amount of unrestricted retained earnings available to be paid by the Bank to the Company was approximately $9,121,000 at January 1, 2000.

TABLE 12 — INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in thousands)

	December 31, 1999

	1 to 4	4 Months	1 to 5	Over
	Months	To 1 Year	Years	5 Years	Total

Assets:

Loans, gross	$211,619	$32,309	$426,310	$53,512	$723,750

Securities available-for-sale (1)	19,376	41,717	124,432	38,292	223,817

Other assets				41,646	41,646

Total Assets	$230,995	$74,026	$550,742	$133,450	$989,213

Liabilities:

Savings, time and interest checking	$281,330	$106,971	$28,207		$416,508

CD’s $100,000 and over	124,201	143,556	51,761		319,518

Borrowed funds	45,231		5,892	$38,900	90,023

Other liabilities				77,052	77,052

Total Liabilities	450,762	250,527	85,860	115,952	903,101

Shareholders’ Equity				86,112	86,112

Total Sources of Funds	$450,762	$250,527	$85,860	$202,064	$989,213

Maturity/rate sensitivity GAP	($219,767)	($176,501)	$464,882	($68,614)

Cumulative GAP	(219,767)	(396,268)	68,614

Percent of cumulative GAP to total assets	-22%	-40%	7%

(1) This table classifies securities according to sensitivity to changes in interest rates.

TABLE 12 — INTEREST RATE SENSITIVITY ANALYSIS

(Dollars in thousands)

	December 31, 1998

	1 TO 4	4 MONTHS	1 TO 5	OVER
	MONTHS	TO 1 YEAR	YEARS	5 YEARS	TOTAL

Assets:

Loans, gross	$182,086	$24,344	$332,696	$40,155	$579,281

Securities available-for-sale (1)	11,990	22,286	132,268	18,039	184,583

Other assets				37,764	37,764

Total Assets	$194,076	$46,630	$464,964	$95,958	$801,628

Liabilities:

Savings, time and interest checking	$296,531	$66,060	$25,294	$0	$387,885

CD’s $100,000 and over	112,529	68,895	37,147	116	218,687

Borrowed funds	31,729	0	11,387	28,900	72,016

Other liabilities				64,618	64,618

Total Liabilities	440,789	134,955	73,828	93,634	743,206

Shareholders’ Equity				58,422	58,422

Total Sources of Funds	$440,789	$134,955	$73,828	$152,056	$801,628

Maturity/rate sensitivity GAP	($246,713)	($88,325)	$391,136	($56,098)

Cumulative GAP	(246,713)	(335,038)	56,098

Percent of cumulative GAP to total assets	-31%	-42%	7%

(1)	This table classifies securities according to sensitivity to changes in interest rates.

Interest Rate Risk

      Balance sheet structure and interest rate changes play important roles in the growth of net interest income. The Company seeks to manage its balance sheet in a way that enables it to maintain a relatively stable level of net interest income within the constraints of optimum earning asset mix, capital adequacy, liquidity and safety. The Company’s Asset/Liability Committee (ALCO) manages the overall rate sensitivity and mix of the balance sheet to anticipate and minimize the effects of interest rate fluctuations and maintain a consistent net interest margin. A number of measures are used to monitor and manage interest rate risk. An income simulation model is management’s primary tool used to assess the direction and magnitude of variations in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on various loan and investment assets; cash flows and maturities of financial instruments held for purposes other than trading; changes in market conditions, loan volumes, and pricing; deposit sensitivity; client preferences; and management’s financial capital plans. These assumptions are inherently uncertain, subject to fluctuation and revision in a dynamic environment and , as a result, the model cannot precisely estimate net interest income or exactly predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

      Results of simulations done as of December 31, 1999, suggest that the Company could expect net interest income to decrease by less than 1% (if interest rates gradually decline by 100 basis points over the next twelve months) and, to decrease by approximately 3% (if interest rates gradually increase by 100 basis points over the next twelve months) compared to net interest income assuming no change in interest rates. These variances in net interest income were well within the Company’s policy parameters established to manage such risk. In addition to changes in interest rates, the level of future net interest income is also dependent on a number of other variables, including the growth, composition and absolute levels of deposits, loans, and other earning assets and interest bearing liabilities, economic and competitive conditions, client preferences and other factors.

      The relative measure of assets and liabilities that will mature or are scheduled to reprice within various time categories is known as “interest rate sensitivity gap” or GAP. Because the Company has more liabilities than assets repricing within one year at December 31, 1999, it has a negative GAP and is considered liability sensitive. In a rising-rate environment, this liability surplus would most likely detract from net interest income. In a declining-rate environment, the effect would most likely be favorable. Experience has shown that this generalization does not fully capture the true dynamics of interest rate changes since asset and liability rates do not adjust equally. Table 12, Interest Rate Sensitivity Analysis, shows as of December 31, 1999 and 1998, assets and liabilities which are maturing at various periods in time and which will be subject to repricing.

Year 2000

      The Company completed its preparations in 1999 for the Year 2000 date change. This process addressed all systems, software, hardware, and infrastructure components. The process also addressed various third-party vendors and service providers to ensure that continued service was in place for core business activities. Furthermore, the process included the update of all of the Company’s contingency plans in the event that problems related to the Year 2000 date change arose. To date, the Company has not experienced any business disruptions or corruptions of its systems. The Company will continue to monitor its systems and third party relationships throughout 2000 to address unanticipated problems (which may include problems associated with non-Year 2000 compliant third parties and disruptions to the economy in general) and ensure that all processes continue to function properly.

      Identifiable costs for the Year 2000 project incurred through year-end 1999 did not exceed $200,000. These costs incorporated not only incremental third-party expenses but also included the salary and benefit costs of employees who worked on the project. Additional costs to be incurred in 2000 for ongoing monitoring and support activities are not expected to be material.

Forward-Looking Statements

      The Private Securities Litigation Reform Act of 1995 was passed by Congress to encourage corporations to provide investors with information about its anticipated future financial performance, goals and strategies. The act provides a safe harbor for such disclosure, or in other words, protection from unwarranted litigation if actual results are not the same as management’s expectations.

      The Company desires to provide its shareholders with sound information about past performance and future trends. Consequently, this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including certain plans, expectations, goals, and projections that are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained in or implied by the Company’s statements due to a variety of factors including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; material unforeseen changes in the financial condition or results of operations of the Company’s customers; and the nature, extent, and timing of governmental actions and reforms. The management of the Company encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of performance.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      Disclosures regarding market risk have been included in Item 7 - Management’s Discussion and Analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Auditors and Consolidated Financial Statements included in the 1999 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists the Non-Director, Executive Officers of the Company and its subsidiary, Capital Bank, N.A., and certain other information with respect to each individual, as of December 31, 1999. The information required by this item with respect to Directors of the Company and its subsidiary, Capital Bank, N.A., is incorporated herein by reference to the information under the heading “Election of Directors and Information with Respect to Directors and Officers” in the definitive Proxy Statement of the Company for its May 18, 2000 Annual Shareholders Meeting.

NAME	AGE	PRINCIPAL OCCUPATION AND DIRECTORSHIP

Michael P. Killian	48	Chief Operations Officer of the Company, Senior Vice President — Operations and Chief Operations Officer of the Bank

Stephen J. Kovatch	57	Assistant Secretary of the Company, Senior Vice President of the Bank

David L. Mead	44	Chief Financial Officer of the Company, Senior Vice President and Chief Financial Officer of the Bank

Robert A. Walters	41	Senior Vice President — Retail of the Bank

ITEM 11. EXECUTIVE COMPENSATION

      Information required by this item is incorporated herein by reference to the information under the heading “Executive Compensation and Other Information” in the definitive Proxy Statement of the Company for its May 18, 2000 Annual Shareholders Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item is incorporated herein by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement of the Company for its May 18, 2000 Annual Shareholders Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item is incorporated herein by reference to the information under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement of the Company for its May 18, 2000 Annual Shareholders Meeting.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a) Index to Consolidated Financial Statements and Schedules

      The following consolidated financial statements included in the 1999 Annual Report to Shareholders of Capital Holdings, Inc., are incorporated by reference in Item 8:

Consolidated Balance Sheets at December 31, 1999 and 1998.

Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 1999, 1998, and 1997.

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

Notes to Consolidated Financial Statements.

      Schedules are omitted because they are inapplicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commission on August 4, 1999, related to the three-for-one stock split payable July 15, 1999.

(c) Exhibits

Exhibit No.

3.1	Articles of Incorporation of Capital Holdings, Inc.	*

3.2	Code of Regulations of Capital Holdings, Inc.	*

3.3	Articles of Incorporation of Capital Holdings, Inc., as amended May 18, 1993	+

4.0	Certificate for Common Shares of Capital Holdings, Inc.	*

10	Nonemployee Director Stock Option Plan of Capital Holdings, Inc., as amended June 9, 1998	&

10.4	1988 Incentive Stock Option Plan of Capital Holdings, Inc.	*

10.5	Lease between Capital Bank, N.A. and CBNA Building Company, a wholly-owned subsidiary of Capital Holdings, Inc.	*

10.6	Supplemental Executive Retirement Plan of Capital Holdings, Inc.	$

10.7	Long-Term Incentive Compensation Plan effective December 14, 1999

13	The Company’s 1999 Annual Report to Shareholders — Except for the portions of the report expressly incorporated by reference, the Report is furnished solely for the information of the Commission and is not deemed “filed” as part hereof

21	List of Subsidiaries	*

(i)	Capital Bank, N.A., a national banking association chartered by the Office of the Comptroller of the Currency of the United States

(ii)	CBNA Building Company, an Ohio corporation

23.1	Consent of Independent Auditors
27	Financial Data Schedule

*	Documents incorporated by reference from the Company’s S-1 Registration Statement, File Number 33-46573, effective May 8, 1992.

+	Document incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

$	Document incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

&	Document incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(d) Financial Statement Schedules

      None required.

SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the dates indicated.

CAPITAL HOLDINGS, INC.

By	/s/ John S. Szuch	March 10, 2000
	________________________________	__________________

	John S. Szuch Chairman and Chief Executive Officer Director	Date

By	/s/ Robert A. Sullivan	March 10, 2000
	________________________________	__________________

	Robert A. Sullivan President and Chief Operating Officer Director	Date

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Capital Holdings, Inc. and Subsidiaries and in the capacities and on the dates indicated.

By	/s/ James M. Appold	March 10, 2000
	________________________________	__________________

	James M. Appold Director	Date

By	/s/ David P. Bennett	March 10, 2000
	________________________________	__________________

	David P. Bennett Director	Date

By	/s/ Yale M. Feniger	March 10, 2000
	________________________________	__________________

	Yale M. Feniger Director	Date

By	/s/ George A. Isaac, III	March 10, 2000
	________________________________	__________________

	George A. Isaac, III Director	Date

By	/s/ Harley J. Kripke	March 10, 2000
	________________________________	__________________

	Harley J. Kripke Director	Date

By	/s/ Michael C. Landin	March 10, 2000
	________________________________	__________________

	Michael C. Landin Director	Date

By	/s/ Ronald R. Langenderfer	March 10, 2000
	________________________________	__________________

	Ronald R. Langenderfer Director	Date

By	/s/ Bruce K. Lee	March 10, 2000
	________________________________	__________________

	Bruce K. Lee Executive Vice President Director	Date

By	/s/ Joel A. Levine	March 10, 2000
	________________________________	__________________

	Joel A. Levine Director	Date

By	/s/ W. G. Lyden, III	March 10, 2000
	________________________________	__________________

	W. G. Lyden, III Director	Date

By	/s/ Thomas W. Noe	March 10, 2000
	________________________________	__________________

	Thomas W. Noe Director	Date

By	/s/ Noel Romanoff	March 10, 2000
	________________________________	__________________

	Noel Romanoff Director	Date

By	/s/ Scott J. Savage	March 10, 2000
	________________________________	__________________

	Scott J. Savage Director	Date

By	/s/ James D. Sayre	March 10, 2000
	________________________________	__________________

	James D. Sayre Director	Date

By	/s/ David L. Mead	March 10, 2000
	________________________________	__________________

	David L. Mead Principal Accounting and Financial Officer	Date