Form 10-Q
period 2000-03-31
CAPITAL HOLDINGS INC
filed 2000-05-12
CIK 837858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000

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

(1) Yes   X    (2) No

As of March 31, 2000, there were 7,050,452 shares of common stock outstanding.

CAPITAL HOLDINGS, INC.

Index

Page Number
PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited):

Consolidated balance sheets March 31, 2000 and December 31, 1999	3

Consolidated statements of income Three months ended March 31, 2000 and 1999	4

Consolidated statements of shareholders’ equity Three months ended March 31, 2000 and 1999	5

Consolidated statements of cash flows Three months ended March 31, 2000 and 1999	6

Notes to consolidated financial statements	7

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

PART II. OTHER INFORMATION	12

SIGNATURES	13

CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	MARCH 31, 2000	DECEMBER 31, 1999

ASSETS

Cash and due from banks	$22,354,857	$10,935,827

Interest bearing deposits in banks	100,000	4,000,000

Federal funds sold	1,500,000	14,000,000

Cash and cash equivalents	23,954,857	28,935,827

Investment securities available for sale, at fair value (amortized	222,081,622	223,817,207

cost $229,481,148 in 2000 and $229,704,893 in 1999)

Loans	772,546,727	722,583,284

Less allowance for loan losses	11,079,008	10,448,496

Net loans	761,467,719	712,134,788

Bank premises and equipment	10,352,657	10,443,977

Interest receivable and other assets	14,711,272	13,880,891

Total Assets	$1,032,568,127	$989,212,690

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:

Interest bearing	$767,619,698	$736,025,803

Noninterest bearing	66,676,441	66,684,718

Total deposits	834,296,139	802,710,521

Other borrowings	97,720,482	90,022,716

Interest payable and other liabilities	13,009,279	10,367,489

Total Liabilities	945,025,900	903,100,726

SHAREHOLDERS’ EQUITY

Common stock, no par value, $.167 stated value; 20,000,000 shares authorized and 7,050,452 shares issued and outstanding (7,037,222 at December 31, 1999)	1,177,425	1,175,216

Capital in excess of stated value	60,504,040	60,222,913

Retained earnings	30,745,286	28,601,206

Accumulated other comprehensive (loss) income	(4,884,524)	(3,887,371)

Total Shareholders’ Equity	87,542,227	86,111,964

Total Liabilities and Shareholders’ Equity	$1,032,568,127	$989,212,690

See accompanying notes.

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31

	2000	1999

Interest income:

Loans, including fees	$15,288,459	$11,943,851

Securities	3,530,149	2,897,766

Federal funds sold	30,431	80,704

Total interest income	18,849,039	14,922,321

Interest expense:

Deposits	9,423,512	7,306,460

Other borrowings	1,293,536	1,036,235

Total interest expense	10,717,048	8,342,695

Net interest income	8,131,991	6,579,626

Provision for loan losses	630,000	525,000

Net interest income after provision for loan losses	7,501,991	6,054,626

Other income:

Service charges on deposit accounts	165,150	130,175

Net securities gains	6,815	29,886

Other	425,062	433,102

Total other income	597,027	593,163

Other expenses:

Salaries and employee benefits	2,233,869	1,927,672

Occupancy and equipment expense	385,025	328,760

Other	1,322,503	1,304,115

Total other expenses	3,941,397	3,560,547

Income before provision for federal income tax	4,157,621	3,087,242

Provision for federal income tax	1,379,000	1,005,000

Net income	$2,778,621	$2,082,242

Per common share:

Net income

Basic	$0.39	$0.35

Diluted	$0.38	$0.34

Cash dividends declared	$0.09	$0.08

Average shares outstanding:

Basic	7,045,547	6,059,517

Diluted	7,303,164	6,216,381

See accompanying notes.

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

					ACCUMULATED
	COMMON STOCK		CAPITAL IN		OTHER	TOTAL
			EXCESS OF	RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	SHARES	AMOUNT	STATED VALUE	EARNINGS	(LOSS) INCOME	EQUITY

Balance at January 1, 2000	7,037,222	$1,175,216	$60,222,913	$28,601,206	($3,887,371)	$86,111,964

Net income				2,778,621		2,778,621

Net unrealized loss on securities available for sale, net of tax effect of $514,000					(997,153)	(997,153)

Comprehensive Income						1,781,468

Exercise of common stock options, including tax benefit	5,833	974	89,440			90,414

Issuance of common stock	7,397	1,235	191,687			192,922

Cash dividend declared, $.09 per share				(634,541)		(634,541)

Balance at March 31, 2000	7,050,452	$1,177,425	$60,504,040	$30,745,286	($4,884,524)	$87,542,227

Balance at January 1, 1999	6,049,224	$1,008,204	$34,201,997	$21,197,999	$2,014,013	$58,422,213

Net income				2,082,242		2,082,242

Net unrealized loss on securities available for sale, net of tax effect of $568,000					(1,102,198)	(1,102,198)

Comprehensive Income						980,044

Exercise of common stock options, including tax benefit	12,780	2,130	181,881			184,011

Issuance of common stock	11,871	1,979	235,441			237,420

Treasury stock purchased	(9,000)	(1,500)	(178,500)			(180,000)

Treasury stock sold	9,000	1,500	178,500			180,000

Cash dividend declared, $.08 per share				(485,910)		(485,910)

Balance at March 31, 1999	6,073,875	$1,012,313	$34,619,319	$22,794,331	$911,815	$59,337,778

See accompanying notes.

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31

	2000	1999

OPERATING ACTIVITIES:

Net Income	$2,778,621	$2,082,242

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	630,000	525,000

Depreciation and amortization	208,804	192,285

Amortization and accretion of security premiums and discounts	(18,589)	(11,348)

Gain on sale of investment securities	(6,815)	(29,886)

Deferred income tax expense	(214,200)	(178,500)

Changes in assets and liabilities:

Interest receivable and other assets	(101,495)	(1,115,506)

Interest payable and other liabilities	2,640,599	1,567,064

Total adjustments	3,138,304	949,109

Net cash provided by operating activities	5,916,925	3,031,351

INVESTING ACTIVITIES:

Purchases of available-for-sale securities	(6,197,680)	(19,296,627)

Net increase in loans	(49,962,931)	(42,769,733)

Purchase of bank premises and equipment	(117,484)	(141,234)

Proceeds from sales and calls of securities available-for-sale	5,505,078	10,278,984

Proceeds from maturities of securities available-for-sale	941,752	1,169,949

Net cash used in investing activities	(49,831,265)	(50,758,661)

FINANCING ACTIVITIES:

Net increase in deposits	31,585,618	35,009,920

Net increase in other borrowings	7,697,766	9,015,531

Issuance of common stock	283,336	421,431

Treasury stock purchased	0	(180,000)

Treasury stock sold	0	180,000

Cash dividends paid	(633,350)	(483,938)

Net cash provided by financing activities	38,933,370	43,962,944

Decrease in cash and cash equivalents	(4,980,970)	(3,764,366)

Cash and cash equivalents at beginning of period	28,935,827	29,262,969

Cash and cash equivalents at end of period	$23,954,857	$25,498,603

Supplemental disclosures:

Interest paid	$10,339,837	$8,619,503

Income taxes paid	$156,000	$225,000

See accompanying notes.

CAPITAL HOLDINGS, INC.

Notes to Unaudited Consolidated Financial Statements
for the Three Months Ended March 31, 2000

BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Capital Holdings, Inc. (the Company) and its wholly-owned subsidiaries, Capital Bank, N.A. (the Bank) and CBNA Building Company, which is a real estate subsidiary that owns and leases to the Bank, its only operating facility. The Bank conducts business in northwestern Ohio and southeastern Michigan as a national banking association and focuses on corporate, executive and professional customers, with the primary emphasis on deposits from and commercial loans to businesses and professionals. The Company operates primarily in one business segment as a focused commercial business lender.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. For further information refer to the consolidated financial statements and notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at March 31, 2000 was $294,072,000 and $31,841,000, respectively, compared to $287,875,000 and $32,459,000, respectively, at December 31, 1999. The increase in loan commitments is due to the increased activity from corporate borrowers as well as from the increase in owner-occupied commercial real estate construction.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company’s primary asset is its subsidiary bank, which is in its eleventh year of operation. During the first quarter of 2000, the Company surpassed one billion dollars in total assets. Total assets grew 17.6% on an annualized basis since December 31, 1999.

Loan growth for the first quarter of 2000 was $49,963,000 or 6.9% since December 31, 1999. The increase in loans occurred primarily from strong loan demand and business development efforts, and, to a lesser extent, from certain previously sold loan participations that the Company was able to reacquire. The allowance for loan losses at March 31, 2000, was $11,079,000 or 1.43% of total loans, compared to 1.45% of total loans at December 31, 1999 and 1.40% of total loans at March 31, 1999. The allowance for loan losses is the estimated amount which in the opinion of management will be adequate to absorb potential loan losses in the loan portfolio. There were no nonaccruing loans at quarter end. Loans over 90 days past due as to principal and interest and still in an accrual status represented less than one-tenth of a percent of total loans at quarter end. At March 31, 2000 the Company had no impaired loans.

Investment securities available for sale totaled $222,082,000 or 21.5% of total assets at March 31, 2000. The investment quality of the securities portfolio remains very high with 82.4% of the portfolio in U.S. Treasury and Agency securities. Furthermore, the Bank has no investments in high-risk derivative instruments. The Bank’s portfolio has a weighted average adjusted maturity of approximately 4.5 years. Due to the general rise in interest rates, the total market value of the portfolio decreased $997,000 (net of tax) during the three months ended March 31, 2000.

For the three months ended March 31, 2000, the Bank continued to experience an increase in net deposits. Deposits increased $31,586,000 or 3.9% during the first quarter of 2000. Other borrowings, consisting of Federal Home Loan Bank advances, repurchase agreements, federal funds borrowings and demand notes issued under the U.S. Treasury Tax and Loan Note program, increased $7,698,000 or 8.6% during the first quarter of 2000.

In June 1999, a three-for-one stock split was declared and payable July 15, 1999. All earnings per share and cash dividend per share numbers, average and actual shares outstanding and the par value of common stock shares have been retroactively restated to reflect this three-for-one stock split.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated net income for the first quarter of 2000 was $2,779,000 compared to $2,082,000 for the first quarter of 1999, representing a 33.4% increase. The increase in income before provision for federal income taxes, excluding securities gains, for the three months ended March 31, 2000, represents a 35.1% increase over the same period of 1999. This increase is a direct result of a 21.5% growth in earning assets, continued high credit quality and a continued emphasis on maintaining a high level of operating efficiency. Net income on a basic per share basis increased 11.4% to $.39 from $.35 in the first quarter of last year. On a diluted basis, net income per share increased 11.8% to $.38 from $.34 for the same period last year. The Company raised additional capital through a stock offering in the fourth quarter of 1999 increasing the number of shares outstanding by 15%. As a result, the percentage change in earnings per share was less than the percentage change in net income.

Net interest income for the first quarter of 2000 was $8,132,000 compared to $6,580,000 for the first quarter of 1999, representing a 23.6% increase. The increase was due largely to a higher volume of loans during the first quarter of 2000 compared to the same period last year. The net interest margin on a fully tax equivalent basis for the first quarter of 2000 was 3.47%, compared to 3.41% for the first quarter of 1999.

The provision for loan losses for the first quarter of 2000 was $630,000 compared to $525,000 during the first quarter of 1999. The increase in the provision was due to a higher volume of growth in loans during the first quarter of 2000 compared to the first quarter last year.

Non-interest expenses of the Company have increased in absolute dollars to support the continued growth of the Bank. Non-interest expenses increased 10.7% in the first quarter of 2000 compared to the same period last year while net revenues grew significantly more at 21.7%. As a percentage of average assets, non-interest expenses have decreased slightly from 1.66% for the year ended December 31, 1999, to 1.59% for the three months ended March 31, 2000. The Company’s efficiency ratio was 45% for the first quarter of 2000, which is significantly better than the national peer benchmark of 64%. Salaries and benefits represented 56.7% of other expenses for the first quarter of 2000, compared to 54.1% for the first quarter of 1999. Salaries and benefits expense for the three months ended March 31, 2000 increased 15.9% over the same period for 1999. The increase is due to a higher staffing level to support the growth of the bank, a generally higher cost for employee benefits and normal increases in compensation. Average assets per employee has increased from $7,102,000 at December 31, 1999, to $7,810,000 at March 31, 2000. Other non-interest expenses, excluding salaries and benefits, increased a relatively modest 4.6% for the first quarter of 2000 compared to the same period last year.

CAPITAL HOLDINGS, INC.

MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company’s Total Risk-Based Capital ratio was 12.19%, the Tier 1 Risk-Based Capital ratio was 10.94%, and the Tier 1 Leverage Capital ratio was 9.22% at March 31, 2000, compared to regulatory capital requirements of 10%, 6% and 5%, respectively for a well capitalized institution. At the Bank level, the Total Risk-Based Capital ratio was 11.07%, the Tier 1 Risk-Based Capital ratio was 7.00%, and the Tier 1 Leverage Capital ratio was 6.00% at March 31, 2000.

Shareholders’ equity has continued to increase from retained earnings of net income. A $.09 per share cash dividend was declared on March 31, 2000, payable April 25, 2000. Cash dividends declared represented approximately 23% of net income for the first quarter of 2000.

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

CAPITAL HOLDINGS, INC.

MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 was passed by Congress to encourage corporations to provide investors with information about its anticipated future financial performance, goals and strategies. The act provides a safe harbor for such disclosure, or in other words, protection from unwarranted litigation, if actual results are not the same as management’s expectations.

The Company desires to provide its shareholders with sound information about past performance and future trends. Consequently, this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements including certain plans, expectations, goals and projections that are subject to numerous assumptions, risks and uncertainties. Actual results could differ materially from those contained in or implied by the Company’s statements due to a variety of factors including: changes in economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies; material unforeseen changes in the financial condition or results of operations of the Company’s customers; and the nature, extent and timing of governmental actions and reforms. The management of the Company encourages readers of this report to understand forward-looking statements to be strategic objectives rather than absolute targets of performance.

CAPITAL HOLDINGS, INC.

MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

27 Financial Data Schedule

(b)	No reports on Form 8-K were filed for the quarter ended March 31, 2000.

SIGNATURES

      Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL HOLDINGS, INC.

Date	5/12/00	/s/ David L. Mead

David L. Mead Chief Financial Officer, Senior Vice President