Form 10-Q
period 2000-06-30
CAPITAL HOLDINGS INC
filed 2000-08-14
CIK 837858

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000

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

(1) Yes X	(2) No _____

      As of June 30, 2000, there were 7,051,425 shares of common stock outstanding.

CAPITAL HOLDINGS, INC.

Index

		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated balance sheets June 30, 2000 and December 31, 1999	3

	Consolidated statements of income
	Three months ended June 30, 2000 and 1999
	Six months ended June 30, 2000 and 1999	4

	Consolidated statements of shareholders’ equity
	Six months ended June 30, 2000 and 1999	5

	Consolidated statements of cash flows
	Six months ended June 30, 2000 and 1999	6

	Notes to consolidated financial statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 —11

PART II. OTHER INFORMATION		12

SIGNATURES		13

CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	JUNE 30, 2000	DECEMBER 31, 1999

ASSETS

Cash and due from banks	$24,162,161	$10,935,827

Interest bearing deposits in banks	100,000	4,000,000

Federal funds sold	0	14,000,000

Cash and cash equivalents	24,262,161	28,935,827

Investment securities available for sale, at fair value (amortized	227,372,262	223,817,207

cost $234,206,071 in 2000 and $229,704,893 in 1999)

Loans	812,458,855	722,583,284

Less allowance for loan losses	11,588,649	10,448,496

Net loans	800,870,206	712,134,788

Bank premises and equipment	10,357,466	10,443,977

Interest receivable and other assets	15,404,314	13,880,891

Total Assets	$1,078,266,409	$989,212,690

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES

Deposits:

Interest bearing	$773,744,655	$736,025,803

Noninterest bearing	67,190,422	66,684,718

Total deposits	840,935,077	802,710,521

Other borrowings	134,101,643	90,022,716

Interest payable and other liabilities	13,088,321	10,367,489

Total Liabilities	988,125,041	903,100,726

SHAREHOLDERS’ EQUITY

Common stock, no par value, $.167 stated value; 20,000,000 shares authorized; 7,051,609 shares issued (7,037,222 at December 31, 1999)	1,177,619	1,175,216

Treasury stock, 184 shares	(5,336)	0

Capital in excess of stated value	60,512,940	60,222,913

Retained earnings	32,967,955	28,601,206

Accumulated other comprehensive (loss) income	(4,511,810)	(3,887,371)

Total Shareholders’ Equity	90,141,368	86,111,964

Total Liabilities and Shareholders’ Equity	$1,078,266,409	$989,212,690

      See accompanying notes.

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30

	2000	1999	2000	1999

Interest income:

Loans, including fees	$16,636,087	$12,898,663	$31,924,546	$24,842,514

Securities	3,638,308	2,963,376	7,168,457	5,861,142

Federal funds sold	10,012	26,655	40,443	107,359

Total interest income	20,284,407	15,888,694	39,133,446	30,811,015

Interest expense:

Deposits	10,154,139	7,716,302	19,577,651	15,022,762

Other borrowings	1,710,145	1,022,165	3,003,681	2,058,400

Total interest expense	11,864,284	8,738,467	22,581,332	17,081,162

Net interest income	8,420,123	7,150,227	16,552,114	13,729,853

Provision for loan losses	490,000	600,000	1,120,000	1,125,000

Net interest income after provision for loan losses	7,930,123	6,550,227	15,432,114	12,604,853

Other income:

Service charges on deposit accounts	157,998	142,681	323,148	272,856

Net securities (losses) gains	(5,200)	0	1,615	29,886

Other	355,369	321,507	780,431	754,609

Total other income	508,167	464,188	1,105,194	1,057,351

Other expenses:

Salaries and employee benefits	2,161,992	1,946,533	4,395,861	3,874,205

Occupany and equipment expense	414,197	342,205	799,222	670,965

Other	1,539,804	1,352,699	2,862,307	2,656,814

Total other expenses	4,115,993	3,641,437	8,057,390	7,201,984

Income before provision for federal income tax	4,322,297	3,372,978	8,479,918	6,460,220

Provision for federal income tax	1,465,000	1,095,000	2,844,000	2,100,000

Net income	$2,857,297	$2,277,978	$5,635,918	$4,360,220

Per common share:

Net income

Basic	$0.41	$0.37	$0.80	$0.72

Diluted	$0.39	$0.36	$0.77	$0.70

Cash dividends declared	$0.09	$0.08	$0.18	$0.16

Average shares outstanding:

Basic	7,050,629	6,076,021	7,048,088	6,067,814

Diluted	7,297,463	6,255,319	7,300,356	6,247,282

      See accompanying notes.

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

	COMMON STOCK		TREASURY STOCK

	SHARES	AMOUNT	SHARES	AMOUNT

Balance at January 1, 2000	7,037,222	$1,175,216

Net income

Net unrealized loss on securities available for sale, net of tax effect of $322,000

Comprehensive Income

Exercise of common stock options, including tax benefit	6,990	1,168

Issuance of common stock	7,397	1,235

Treasury shares acquired			(184)	(5,336)

Cash dividend declared, $.18 per share

Balance at June 30, 2000	7,051,609	$1,177,619	(184)	($5,336)

Balance at January 1, 1999	6,049,224	$1,008,204

Net income

Net unrealized loss on securities available for sale, net of tax effect of $2,096,000

Comprehensive Income

Exercise of common stock options, including tax benefit	14,202	2,367

Issuance of common stock	14,097	2,350

Treasury shares acquired			(9,000)	(180,000)

Treasury shares issued			9,000	180,000

Cash dividend declared, $.16 per share

Balance at June 30, 1999	6,077,523	$1,012,921	0	$0

[Additional columns below]

[Continued from above table, first column(s) repeated]

			ACCUMULATED
	CAPITAL IN		OTHER	TOTAL
	EXCESS OF	RETAINED	COMPREHENSIVE	SHAREHOLDERS'
	STATED VALUE	EARNINGS	(LOSS) INCOME	EQUITY

Balance at January 1, 2000	$60,222,913	$28,601,206	($3,887,371)	$86,111,964

Net income		5,635,918		5,635,918

Net unrealized loss on securities available for sale, net of tax effect of $322,000			(624,439)	(624,439)

Comprehensive Income				5,011,479

Exercise of common stock options, including tax benefit	98,340			99,508

Issuance of common stock	191,687			192,922

Treasury shares acquired				(5,336)

Cash dividend declared, $.18 per share		(1,269,169)		(1,269,169)

Balance at June 30, 2000	$60,512,940	$32,967,955	($4,511,810)	$90,141,368

Balance at January 1, 1999	$34,201,997	$21,197,999	$2,014,013	$58,422,213

Net income		4,360,220		4,360,220

Net unrealized loss on securities available for sale, net of tax effect of $2,096,000			(4,067,808)	(4,067,808)

Comprehensive Income				292,412

Exercise of common stock options, including tax benefit	211,094			213,461

Issuance of common stock	281,816			284,166

Treasury shares acquired				(180,000)

Treasury shares issued				180,000

Cash dividend declared, $.16 per share		(972,112)		(972,112)

Balance at June 30, 1999	$34,694,907	$24,586,107	($2,053,795)	$58,240,140

      See accompanying notes.

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30
	2000	1999

OPERATING ACTIVITIES:

Net Income	$5,635,918	$4,360,220

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	1,120,000	1,125,000

Depreciation and amortization	422,226	387,122

Amortization and accretion of security premiums and discounts	(38,324)	(22,446)

Gain on sale of investment securities	(1,615)	(29,886)

Deferred income tax expense	(380,800)	(382,500)

Changes in assets and liabilities:

Interest receivable and other assets	(820,940)	(1,499,255)

Interest payable and other liabilities	2,719,554	1,181,703

Total adjustments	3,020,101	759,738

Net cash provided by operating activities	8,656,019	5,119,958

INVESTING ACTIVITIES:

Purchases of available-for-sale securities	(13,557,999)	(37,220,938)

Net increase in loans	(89,855,418)	(83,702,223)

Purchase of bank premises and equipment	(335,714)	(373,892)

Proceeds from sales and calls of securities available-for-sale	7,501,678	15,278,985

Proceeds from maturities of securities available-for-sale	1,595,082	3,386,414

Net cash used in investing activities	(94,652,371)	(102,631,654)

FINANCING ACTIVITIES:

Net increase in deposits	38,224,556	56,608,787

Net increase in other borrowings	44,078,927	31,142,059

Issuance of common stock	292,430	497,627

Treasury shares acquired	(5,336)	(180,000)

Treasury shares issued	0	180,000

Cash dividends paid	(1,267,891)	(969,848)

Net cash provided by financing activities	81,322,686	87,278,625

Decrease in cash and cash equivalents	(4,673,666)	(10,233,071)

Cash and cash equivalents at beginning of period	28,935,827	29,262,969

Cash and cash equivalents at end of period	$24,262,161	$19,029,898

Supplemental disclosures:

Interest paid	$21,771,864	$16,939,455

Income taxes paid	$3,247,000	$2,375,000

      See accompanying notes.

CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2000

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. For further information refer to the consolidated financial statements and notes thereto appearing in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

      The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

      The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at June 30, 2000 was $307,064,000 and $32,636,000, respectively, compared to $287,875,000 and $32,459,000, respectively, at December 31, 1999. The increase in loan commitments is due to the increased activity from corporate borrowers as well as from the increase in owner-occupied commercial real estate construction.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

      The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its subsidiaries. The principal subsidiary of the Company is Capital Bank, N.A., which is in its eleventh year of operation and had total assets of $1,078,266,000 at June 30, 2000.

      Consolidated net income for the first six months of 2000 was $5,636,000 compared to $4,360,000 for the first six months of 1999, representing a 29.3% increase. For the second quarter, the Company had net income of $2,857,000, an increase of 25.4% compared to earnings of $2,278,000 in the second quarter of 1999. The increase in net income was a direct result of a 21.0% growth in earning assets from June 30, 1999 to June 30, 2000, continued high credit quality and a continued emphasis on maintaining a high level of operating efficiency.

      For the first six months of the year compared to the same period last year, basic and diluted earnings per share grew 11% and 10%, respectively. For the second quarter, basic and diluted earnings per share grew 11% and 8%, respectively, compared to the second quarter in 1999. The Company raised additional capital through a stock offering in the fourth quarter of 1999 increasing the number of shares outstanding by 15%. As a result, the percentage change in earnings per share was less than the percentage change in net income. Return on average assets was 1.10% and return on average equity was 12.97% for the quarter. This compares to 1.06% and 15.10%, respectively, for the second quarter in 1999.

Balance Sheet Analysis

      Loan growth, net of participations sold, for the second quarter of 2000 was $39,912,000 or 5.2%. Additional loan participations of approximately $7,800,000 were sold during the quarter. On an annualized basis, loan growth was 20.8% for the quarter. This compares to 24.8% annualized growth since December 31, 1999, and 22.7% growth since June 30, 1999. The increase in loans occurred primarily from strong loan demand and business development efforts. The allowance for loan losses at June 30, 2000, was $11,589,000 or 1.43% of total loans, compared to 1.45% of total loans at December 31, 1999 and 1.40% of total loans at June 30, 1999. The allowance for loan losses is the estimated amount, which in the opinion of management, will be adequate to absorb potential loan losses in the loan portfolio. No loans were charged off during the second quarter of 2000. Loans over 90 days past due as to principal and interest and still in an accrual status were less than $12,000 at quarter end. There were no nonaccruing loans at quarter end.

      Investment securities available for sale totaled $227,372,000 or 21.1% of total assets at June 30, 2000, and $197,028,000 or 22.1% of total assets at June 30, 1999. The investment quality of the securities portfolio remains very high with 83.0% of the portfolio comprised of U.S. Treasury and Agency securities. The Bank has no

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – CONTINUED

investments in high-risk derivative instruments. The Bank’s portfolio has a weighted average adjusted maturity of approximately 4.6 years. Due to the general rise in interest rates, the total market value of the portfolio decreased $624,000 (net of tax) during the six months ended June 30, 2000.

      The Company uses a combination of funding sources to facilitate the growth in earning assets. Average deposits for the second quarter of 2000, excluding brokered deposits, grew $72,007,000 over the second quarter of 1999. Average brokered certificates of deposits for the quarter grew $49,734,000 from the same period a year ago. The average balance of other borrowings for the quarter grew $34,300,000 from the second quarter of last year, primarily from an increase in federal funds purchased.

Results Of Operations

      Net interest income for the second quarter of 2000 was $8,420,000 compared to $7,150,000 for the second quarter of 1999, representing a 17.8% increase. Net interest income for the first half of 2000 was $16,552,000 compared to $13,730,000 for the first half of 1999, representing a 20.6% increase. The quarter and year-to-date increases in net interest income were due largely to a higher volume of loans in 2000 compared to the same periods last year. The net interest margin on a fully tax equivalent basis for the first half of 2000 was 3.43%, compared to 3.46% for the first half of 1999. The modest decrease in the margin was due principally to the rise in the average cost of liabilities, driven by Federal Reserve rate increases since June 1999, slightly outpacing the increase in the average yield on earning assets.

      The provision for loan losses for the second quarter of 2000 was $490,000 compared to $600,000 during the second quarter of 1999. The provision expense for the quarter maintained the loan loss reserve ratio at 1.43% at quarter-end compared to 1.40% at the end of the second quarter last year. The provision for loan losses for the first half of 2000 was $1,120,000 compared to $1,125,000 during the first half of 1999.

      Non-interest expenses of the Company have increased in absolute dollars to support the continued growth of the Bank. Non-interest expenses were 13.0% higher in the second quarter of 2000 and 11.9% higher for the first half of 2000 compared to the same periods last year. By comparison, net revenues grew significantly more at 17.3% for the second quarter and 19.4% for the first half of 2000 compared to the same periods last year. As a percentage of average assets, non-interest expenses have decreased slightly from 1.66% for the year ended December 31, 1999, to 1.59% for the six months ended June 30, 2000. The Company’s efficiency ratio was 46% for the first half of 2000,

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – CONTINUED

which is significantly better than the national peer benchmark of 61%. Salaries and benefits represented 52.5% of other expenses for the second quarter of 2000, compared to 53.5% for the second quarter of 1999. Salaries and benefits expense for the three months ended June 30, 2000 increased 11.1% over the same period for 1999 and 13.5% for the first half of 2000 compared to the same period last year. These increases were due to a higher staffing level to support earning asset growth of the bank, a generally higher cost for employee benefits and normal increases in compensation. Total assets per employee have increased from $7,728,000 at December 31, 1999, to $8,102,000 at June 30, 2000.

      Other non-interest expenses, excluding salaries and benefits, increased 15.3% for the second quarter of 2000 and 10.0% for the first half of 2000 compared to the same periods last year. The overall rise in these expenses has been due, in part, to increases in volume related expenses such as deposit courier services, FDIC premiums and merchant charge card services.

Capital

      The Company places significant emphasis on the maintenance of strong capital, which promotes investor confidence and enhances business growth opportunities. As of June 30, 2000, the Company had a Total Risk-Based Capital ratio of 11.92%, a Tier 1 Risk-Based Capital ratio of 10.67%, and a Tier 1 Leverage Capital ratio of 8.96%. This compares to regulatory capital requirements of 10%, 6% and 5%, respectively for a well capitalized institution. At the Bank level, the Total Risk-Based Capital ratio was 10.97%, the Tier 1 Risk-Based Capital ratio was 7.02%, and the Tier 1 Leverage Capital ratio was 5.92% at June 30, 2000.

      Shareholders’ equity has continued to increase from retained earnings of net income. Cash dividends declared represented approximately 22.5% of net income for the first half of 2000. A $.09 per share cash dividend was declared on June 30 and March 31, 2000, payable July 25 and April 25, 2000, respectively.

      The Company previously announced in the second quarter that the Board of Directors had approved a common stock repurchase program. The program authorizes the repurchase of up to $3,000,000 of the Company’s common stock over a one-year period. The Company’s total market capitalization at June 30, 2000, was approximately $184.2 million. Total equity was 8.36% of total assets at quarter end.

      In June 1999, a three-for-one stock split was declared and payable July 15, 1999. All earnings per share and cash dividend per share numbers, average and actual shares outstanding and the par value of common stock shares have been retroactively restated to reflect this three-for-one stock split.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS – CONTINUED

Other

      In June 1998, the FASB issued Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e. gains and losses) depends on the intended use of the derivative and the resulting designation. With the issuance of FASB Statement No. 137, the effective date of FASB Statement No. 133 changes to include all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133” which provides various technical clarifications to the previous guidance. Presently the Company does not utilize derivative or related types of financial instruments except for certain Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Company.

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

CAPITAL HOLDINGS, INC.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Annual Shareholders Meeting held on May 18, 2000, pursuant to the Notice of Annual Meeting and Proxy Statement dated April 14, 2000:

1)	the following directors were elected based upon the votes cast as indicated: James A. Appold: for – 4,996,241, withheld – 84,039; David P. Bennett: for – 5,079,756, withheld – 524; Yale M. Feniger: for – 5,078,594, withheld – 1,686; Harley J. Kripke: for – 5,071,985, withheld – 8,295; Thomas W. Noe: for – 5,019,795, withheld – 60,485.

2)	To consider and vote upon the approval of a new compensation plan, the Long-Term Incentive Compensation Plan (4,516,182 votes for, 49,801 votes against, 7,709 votes abstained, and 506,588 votes not voted).

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

27 Financial Data Schedule

(b)	No reports on Form 8-K were filed for the quarter ended June 30, 2000.

SIGNATURES

      Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL HOLDINGS, INC

Date	August 14, 2000	/s/ David L. Mead
David L. Mead Chief Financial Officer, Senior Vice President