Form 10-Q
period 2000-09-30
CAPITAL HOLDINGS INC
filed 2000-11-14
CIK 837858

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000

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

         (1) Yes    X        (2) No

As of September 30, 2000, there were 7,047,175 shares of common stock outstanding.

CAPITAL HOLDINGS, INC.

Index

		Page Number

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Consolidated balance sheets
	September 30, 2000 and December 31, 1999	3
	Consolidated statements of income
	Three months ended September 30, 2000 and 1999	4
	Nine months ended September 30, 2000 and 1999
	Consolidated statements of shareholders’ equity
	Nine months ended September 30, 2000 and 1999	5
	Consolidated statements of cash flows
	Nine months ended September 30, 2000 and 1999	6
	Notes to consolidated financial statements	7-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

PART II. OTHER INFORMATION		13

SIGNATURES		14

CAPITAL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	SEPTEMBER 30, 2000	DECEMBER 31, 1999

ASSETS

Cash and due from banks	$20,196,371	$10,935,827

Interest bearing deposits in banks	100,000	4,000,000

Federal funds sold	0	14,000,000

Cash and cash equivalents	20,296,371	28,935,827

Investment securities available for sale, at fair value (amortized cost $231,421,170 in 2000 and $229,704,893 in 1999)	227,928,329	223,817,207

Loans	823,988,639	722,583,284

Less allowance for loan losses	11,845,643	10,448,496

Net loans	812,142,996	712,134,788

Bank premises and equipment	10,188,027	10,443,977

Interest receivable and other assets	14,111,640	13,880,891

Total Assets	$1,084,667,363	$989,212,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES

Deposits:

Interest bearing	$809,081,363	$736,025,803

Noninterest bearing	64,804,295	66,684,718

Total deposits	873,885,658	802,710,521

Other borrowings	101,766,450	90,022,716

Interest payable and other liabilities	14,391,246	10,367,489

Total Liabilities	990,043,354	903,100,726
SHAREHOLDERS’ EQUITY

Common stock, no par value, $.167 stated value; 20,000,000 shares authorized; 7,051,609 shares issued (7,037,222 at December 31, 1999)	1,177,619	1,175,216

Treasury stock, 4,434 shares	(107,944)	0

Capital in excess of stated value	60,512,940	60,222,913

Retained earnings	35,467,879	28,601,206

Accumulated other comprehensive (loss) income	(2,426,485)	(3,887,371)

Total Shareholders’ Equity	94,624,009	86,111,964

Total Liabilities and Shareholders’ Equity	$1,084,667,363	$989,212,690

See accompanying notes.

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS
	ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30

	2000	1999	2000	1999

Interest income:

Loans, including fees	$17,714,876	$13,570,625	$49,639,422	$38,413,140

Securities	3,643,929	3,285,875	10,812,386	9,147,018

Federal funds sold	19,511	50,643	59,954	158,003

Total interest income	21,378,316	16,907,143	60,511,762	47,718,161

Interest expense:

Deposits	11,182,385	8,278,505	30,760,036	23,301,269

Other borrowings	1,893,843	1,258,852	4,897,524	3,317,253

Total interest expense	13,076,228	9,537,357	35,657,560	26,618,522

Net interest income	8,302,088	7,369,786	24,854,202	21,099,639

Provision for loan losses	255,000	475,000	1,375,000	1,600,000

Net interest income after provision for loan losses	8,047,088	6,894,786	23,479,202	19,499,639

Other income:

Service charges on deposit accounts	165,111	148,155	488,259	421,012

Net securities (losses) gains	(2,022)	5,960	(407)	35,845

Other	459,749	556,254	1,240,180	1,310,858

Total other income	622,838	710,369	1,728,032	1,767,715

Other expenses:

Salaries and employee benefits	2,210,791	1,977,416	6,606,652	5,851,618

Occupany and equipment expense	446,462	379,141	1,245,684	1,050,108

Other	1,389,503	1,409,518	4,251,810	4,066,327

Total other expenses	4,046,756	3,766,075	12,104,146	10,968,053

Income before provision for federal income tax	4,623,170	3,839,080	13,103,088	10,299,301

Provision for federal income tax	1,489,000	1,235,000	4,333,000	3,335,000

Net income	$3,134,170	$2,604,080	$8,770,088	$6,964,301

Per common share:
Net income

Basic	$0.44	$0.43	$1.24	$1.15

Diluted	$0.43	$0.42	$1.20	$1.12

Cash dividends declared	$0.09	$0.08	$0.27	$0.24

Average shares outstanding:

Basic	7,048,392	6,079,194	7,048,190	6,071,649

Diluted	7,257,129	6,264,420	7,283,791	6,250,132

See accompanying notes.

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

	COMMON STOCK		TREASURY STOCK		CAPITAL IN
					EXCESS OF
	SHARES	AMOUNT	SHARES	AMOUNT	STATED VALUE

Balance at January 1, 2000	7,037,222	$1,175,216			$60,222,913

Net income

Net unrealized gain on securities available for sale, net of tax effect of $814,000

Comprehensive Income

Exercise of common stock options, including tax benefit	6,990	1,168			98,340

Issuance of common stock	7,397	1,235			191,687

Treasury shares acquired			(4,434)	($107,944)

Cash dividend declared, $.27 per share

Balance at September 30, 2000	7,051,609	$1,177,619	(4,434)	($107,944)	$60,512,940

Balance at January 1, 1999	6,049,224	$1,008,204			$34,201,997

Net income

Net unrealized loss on securities available for sale, net of tax effect of $2,030,000

Comprehensive Income

Exercise of common stock options, including tax benefit	15,750	3,141			215,876

Issuance of common stock	16,345	2,724			331,460

Treasury shares acquired			(9,000)	($180,000)

Treasury shares issued			9,000	180,000

Cash dividend declared, $.24 per share

Balance at September 30, 1999	6,081,319	$1,014,069	0	$0	$34,749,333

[Additional columns below]

[Continued from above table, first column(s) repeated]

		ACCUMULATED
		OTHER	TOTAL
	RETAINED	COMPREHENSIVE	SHAREHOLDERS’
	EARNINGS	(LOSS) INCOME	EQUITY

Balance at January 1, 2000	$28,601,206	($3,887,371)	$86,111,964

Net income	8,770,088		8,770,088

Net unrealized gain on securities available for sale, net of tax effect of $814,000		1,460,886	1,460,886

Comprehensive Income			10,230,974

Exercise of common stock options, including tax benefit			99,508

Issuance of common stock			192,922

Treasury shares acquired			(107,944)

Cash dividend declared, $.27 per share	(1,903,415)		(1,903,415)

Balance at September 30, 2000	$35,467,879	($2,426,485)	$94,624,009

Balance at January 1, 1999	$21,197,999	$2,014,013	$58,422,213

Net income	6,964,301		6,964,301

Net unrealized loss on securities available for sale, net of tax effect of $2,030,000		(3,940,223)	(3,940,223)

Comprehensive Income			3,024,078

Exercise of common stock options, including tax benefit			219,017

Issuance of common stock			334,184

Treasury shares acquired			(180,000)

Treasury shares issued			180,000

Cash dividend declared, $.24 per share	(1,458,617)		(1,458,617)

Balance at September 30, 1999	$26,703,683	($1,926,210)	$60,540,875

See accompanying notes.

CAPITAL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30

	2000	1999

OPERATING ACTIVITIES:

Net Income	$8,770,088	$6,964,301

Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	1,375,000	1,600,000

Depreciation and amortization	635,043	577,503

Amortization and accretion of security premiums and discounts	(57,326)	(34,656)

Loss (gain) on sale of investment securities	407	(35,846)

Deferred income tax expense	(467,500)	(544,000)

Changes in assets and liabilities:

Interest receivable and other assets	(697,209)	(2,210,311)

Interest payable and other liabilities	4,022,862	4,544,241

Total adjustments	4,811,277	3,896,931

Net cash provided by operating activities	13,581,365	10,861,232

INVESTING ACTIVITIES:

Purchases of available-for-sale securities	(14,360,092)	(63,089,502)

Net increase in loans	(101,383,208)	(99,607,679)

Purchase of bank premises and equipment	(379,093)	(532,022)

Proceeds from sales and calls of securities available-for-sale	10,947,368	18,009,751

Proceeds from maturities of securities available-for-sale	1,753,366	5,113,898

Net cash used in investing activities	(103,421,659)	(140,105,554)

FINANCING ACTIVITIES:

Net increase in deposits	71,175,137	80,506,080

Net increase in other borrowings	11,743,734	33,929,083

Issuance of common stock	292,430	553,201

Treasury shares acquired	(107,944)	(180,000)

Treasury shares issued	0	180,000

Cash dividends paid	(1,902,519)	(1,456,050)

Net cash provided by financing activities	81,200,838	113,532,314

Decrease in cash and cash equivalents	(8,639,456)	(15,712,008)

Cash and cash equivalents at beginning of period	28,935,827	29,262,969

Cash and cash equivalents at end of period	$20,296,371	$13,550,961

Supplemental disclosures:

Interest paid	$34,919,304	$25,870,286

Income taxes paid	$4,585,500	$3,535,000

See accompanying notes.

CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

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

The Bank’s maximum exposure to credit losses for loan commitments and standby letters of credit outstanding at September 30, 2000 was $323,202,000 and $32,877,000, respectively, compared to $287,875,000 and $32,459,000, respectively, at December 31, 1999. The increase in loan commitments is due to the increased activity from corporate borrowers as well as from the increase in owner-occupied, commercial and industrial real estate construction.

CAPITAL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 — CONTINUED

Subsequent Event

On October 24, 2000, the Company executed an Affiliation Agreement with Fifth Third Bancorp (“Fifth Third”). Under the terms of the agreement, on the effective date of the merger of the Company with and into Fifth Third (the “Merger”), each outstanding share of the Company’s common stock will be converted into .638 shares of common stock of Fifth Third. The Merger is intended to qualify as a tax free reorganization for federal income tax purposes and is to be accounted for under the purchase method of accounting. The Merger is subject to approval by the shareholders of the Company and is subject to certain regulatory approvals. Fifth Third had total assets of $44.4 billion and total deposits of $25.5 billion at September 30, 2000. The transaction is expected to be completed late in the first quarter of 2001.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and related financial data for the Company provides an overview of the financial condition and results of operations of the Company and its subsidiaries. The principal subsidiary of the Company is Capital Bank, N.A., which is in its twelfth year of operation and had total assets of $1,084,667,000 at September 30, 2000.

Consolidated net income for the first nine months of 2000 was $8,770,000 compared to $6,964,000 for the first nine months of 1999, representing a 25.9% increase. For the third quarter, the Company had net income of $3,134,000, an increase of 20.4% compared to earnings of $2,604,000 in the third quarter of 1999. The increase in net income was a direct result of a 17.3% growth in earning assets from September 30, 1999 to September 30, 2000, continued high credit quality and a continued emphasis on maintaining a high level of operating efficiency.

Earnings per share comparisons were impacted from a secondary stock offering by the Company in late 1999. The number of average common shares outstanding in the third quarter of 2000 was 16% higher than the third quarter of 1999 due primarily to the stock offering. As a result, third quarter 2000 net income on a basic per share basis reflected a 2.3% increase to $.44 from $.43 in the third quarter of last year. On a diluted basis, net income per share increased 2.4% to $.43 from $.42 for the same period last year. For the first nine months of the year compared to the same period last year, basic and diluted earnings per share grew 8% and 7%, respectively. Return on average assets was 1.15% and return on average equity was 13.48% for the quarter. This compares to 1.14% and 17.28%, respectively, for the third quarter in 1999. The comparison of return on average equity was also impacted by the 1999 equity offering.

Balance Sheet Analysis

Loan growth, net of participations sold, was $101,328,000 since December 31, 1999, representing an 18.7% annualized growth. The increase in loans occurred primarily from strong loan demand and business development efforts. The allowance for loan losses at September 30, 2000, was $11,846,000 or 1.44% of total loans, compared to 1.45% of total loans at December 31, 1999 and 1.44% of total loans at September 30, 1999. The allowance for loan losses is the estimated amount, which in the opinion of management, will be adequate to absorb potential loan losses in the loan portfolio. Loans charged off during the third quarter of 2000 amounted to only $106. Loans over 90 days past due as to principal and interest and still in an accrual status were approximately $222,000 at quarter end. There were $662,000 of nonaccruing loans at quarter end.

Investment securities available for sale totaled $227,928,000 or 21.0% of total assets at September 30, 2000, and $218,649,000 or 23.7% of total assets at September 30, 1999. The investment quality of the securities portfolio remains very high with 83.3% of the portfolio comprised of U.S. Treasury and Agency securities. The Bank has no investments in high-risk derivative instruments. The Bank’s portfolio has a weighted average adjusted maturity of

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — CONTINUED

approximately 3.9 years. A net unrealized gain of $1,461,000 (net of tax) for the investment portfolio occurred during the nine months ended September 30, 2000.

The Company uses a combination of funding sources to facilitate the growth in earning assets. Average deposits for the third quarter of 2000, excluding brokered deposits, grew $77,519,000 over the third quarter of 1999. Average brokered certificates of deposits for the quarter grew $34,388,000 from the same period a year ago. The average balance of other borrowings for the quarter grew $24,807,000 from the third quarter of last year, primarily from an increase in federal funds purchased.

Results Of Operations

Net interest income for the third quarter of 2000 was $8,302,000 compared to $7,370,000 for the third quarter of 1999, representing a 12.6% increase. Net interest income for the first nine months of 2000 was $24,854,000 compared to $21,100,000 for the first nine months of 1999, representing a 17.8% increase. The quarter and year-to-date increases in net interest income were due largely to a higher volume of loans in 2000 compared to the same periods last year. The net interest margin on a fully tax equivalent basis for the first nine months of 2000 was 3.36%, compared to 3.43% for the first nine months of 1999. The modest decrease in the margin was due principally to the rise in the average cost of liabilities, driven by Federal Reserve rate increases since June 1999, slightly outpacing the increase in the average yield on earning assets.

The provision for loan losses for the third quarter of 2000 was $255,000 compared to $475,000 during the third quarter of 1999. The provision expense for the quarter maintained the loan loss reserve ratio at 1.44% at quarter-end compared to 1.44% at the end of the third quarter last year. The provision for loan losses for the first nine months of 2000 was $1,375,000 compared to $1,600,000 during the first nine months of 1999.

Non-interest and fee based income was lower in the third quarter of 2000 compared to the same period in 1999 due to a non-recurring gain last year. Excluding the effect of this non-recurring gain, non-interest and fee based income would have been 22.2% higher for the quarter this year compared to last year.

Non-interest expenses of the Company have increased in absolute dollars to support the continued growth of the Bank. Non-interest expenses were 7.5% higher in the third quarter of 2000 and 10.4% higher for the first nine months of 2000 compared to the same periods last year. By comparison, net revenues grew significantly more at 10.5% for the third quarter and 16.2% for the first nine months of 2000 compared to the same periods last year. As a percentage of average assets, non-interest expenses have decreased slightly from 1.66% for the year ended December 31, 1999, to 1.55% for the nine months ended September 30, 2000. The Company’s efficiency ratio was 46% for the first nine months of 2000, which is significantly better than the national peer benchmark of 61%. Salaries and benefits represented 54.6% of other expenses

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — CONTINUED

for the third quarter of 2000, compared to 52.5% for the third quarter of 1999. Salaries and benefits expense for the three months ended September 30, 2000 increased 11.8% over the same period for 1999 and 12.9% for the first nine months of 2000 compared to the same period last year. These increases were due to a higher staffing level to support earning asset growth of the bank, a generally higher cost for employee benefits and normal increases in compensation. Total assets per employee have increased from $7,728,000 at December 31, 1999, to $7,976,000 at September 30, 2000.

Other non-interest expenses, excluding salaries and benefits, increased 2.6% for the third quarter of 2000 and 7.5% for the first nine months of 2000 compared to the same periods last year. The overall rise in these expenses has been due, in part, to increases in volume related expenses such as deposit courier services, FDIC premiums and merchant charge card services.

Capital

The Company places significant emphasis on the maintenance of strong capital, which promotes investor confidence and enhances business growth opportunities. As of September 30, 2000, the Company had a Total Risk-Based Capital ratio of 12.15%, a Tier 1 Risk-Based Capital ratio of 10.90%, and a Tier 1 Leverage Capital ratio of 8.93%. This compares to regulatory capital requirements of 10%, 6% and 5%, respectively for a well capitalized institution. At the Bank level, the Total Risk-Based Capital ratio was 11.28%, the Tier 1 Risk-Based Capital ratio was 7.34%, and the Tier 1 Leverage Capital ratio was 6.03% at September 30, 2000.

Shareholders’ equity has continued to increase from retained earnings of net income. Cash dividends declared represented approximately 21.7% of net income for the first nine months of 2000. A $.09 per share cash dividend was declared each calendar quarter-end of 2000, payable on the 25th day of the month following the quarter-end.

CAPITAL HOLDINGS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS — CONTINUED

Other

In June 1998, the FASB issued Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for hedging activities and for derivative instruments, including certain derivative instruments embedded in other contracts. This statement requires a company to recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (i.e. gains and losses) depends on the intended use of the derivative and the resulting designation. With the issuance of FASB Statement No. 137, the effective date of FASB Statement No. 133 changes to include all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133” which provides various technical clarifications to the previous guidance. Presently the Company does not utilize derivative or related types of financial instruments except for certain Federal agency collateralized mortgage obligations. Therefore, this Statement is not anticipated to have a material impact on the Company upon adoption in the first quarter of 2001.

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

CAPITAL HOLDINGS, INC.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits 27 Financial Data Schedule

(b)	No reports on Form 8-K were filed for the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements for the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL HOLDINGS, INC.

Date	11/14/00	/s/ David L. Mead

David L. Mead
Chief Financial Officer, Senior Vice President